Form 10-Q
period 2005-12-31
United Community Bancorp
filed 2006-03-27
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-51800

United Community Bancorp

(Exact name of registrant as specified in its charter)

United States of America	To Be Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

92 Walnut Street, Lawrenceburg, Indiana	47025
(Address of principal executive offices)	(Zip Code)

(812) 537-4822

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act).

Large	accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 22, 2006, there were no shares of the registrant’s common stock outstanding.

Explanatory Note

United Community Bancorp filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) which the SEC declared effective on February 10, 2006. The Registration Statement included financial statements for the interim period ended September 30, 2005. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the quarter reported in the Registration Statement.

UNITED COMMUNITY BANCORP

Part I. Financial Information

Item 1. Financial Statements

United Community Bancorp (the “Company”) has not yet been organized and will be formed upon completion of the mutual holding company reorganization of United Community Bank (the “Bank”). After completion of the reorganization, the Company will become the federally chartered mid-tier stock holding company of the Bank and will own all of the Bank’s capital stock. The Company is not currently an operating company and, therefore, the information presented in this report is for the Bank and its subsidiary.

UNITED COMMUNITY BANK

Consolidated Balance Sheets

December 31, 2005 and June 30, 2005

	(Unaudited) December 31, 2005	June 30, 2005

	(Dollars in thousands)
Assets

Cash and cash equivalents	$6,515	76,263
Investment securities:
Securities available for sale - at estimated market value	33,884	9,937
Securities held to maturity - at amortized cost (market approximates cost)	265	265
Mortgage-backed securities available for sale - at estimated market value	51,348	28,199
Loans receivable, net	214,698	200,878
Property and equipment, net	5,220	5,222
Federal Home Loan Bank stock, at cost	1,687	1,687
Accrued interest receivable:
Loans	1,119	1,083
Investments and mortgage-backed securities	501	371
Other real estate owned, net	174	65
Cash surrender value of life insurance policies	6,011	5,899
Deferred income taxes	971	619
Prepaid expenses and other assets	1,225	1,017

Total assets	$323,618	331,505

Liabilities and Equity

Deposits	$291,122	299,379
Accrued interest on deposits	83	62
Advances from borrowers for payment of insurance and taxes	101	273
Accrued expenses and other liabilities	1,977	2,055

Total liabilities	293,283	301,769

Commitmments and contingencies

Retained earnings	30,066	28,965
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	269	771

Total equity	30,335	29,736

Total liabilities and equity	$323,618	331,505

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANK

Consolidated Statements of Income and Retained Earnings

	(Unaudited)		(Unaudited)
	Three Months Ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest income:
Loans	$3,316	2,823	6,475	5,533
Investments and mortgage - backed securities	923	396	1,894	896

Total interest income	4,239	3,219	8,369	6,429

Interest expense:
Deposits	1,938	1,016	3,757	2,015
Borrowed funds	—	36	—	36

Total interest expense	1,938	1,052	3,757	2,051

Net interest income	2,301	2,167	4,612	4,378

Provision for loan losses	30	367	60	397

Net interest income after provision for loan losses	2,271	1,800	4,552	3,981

Other income (loss):
Service charges	264	224	492	424
Gain on sale of loans	9	7	26	16
Gain on sale of property and equipment	—	—	—	—
Gain (loss) on sale of investments	—	304	—	320
Income from Bank Owned Life Insurance	57	55	113	111
Other	37	167	96	206

Total other income	367	757	727	1,077

Other expense:
Compensation and employee benefits	1,108	1,120	2,122	2,155
Premises and occupancy expense	225	221	493	458
Deposit insurance premium	10	9	17	17
Advertising expense	66	56	153	112
Data processing expense	63	67	124	144
ATM service fees	77	60	150	118
Other operating expenses	246	213	493	432

Total other expense	1,795	1,746	3,552	3,436

Income before income taxes	843	811	1,727	1,622

Provision for income taxes:
Federal	230	212	472	419
State	73	76	154	150

	303	288	626	569

Net income	$540	523	1,101	1,053

Retained earnings-beginning of period	29,525	27,450	28,965	26,920

Retained earnings-end of period	$30,065	27,973	30,066	27,973

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANK

Consolidated Statements of Comprehensive Income

	(Unaudited)		(Unaudited)
	Three Months Ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income	$540	523	1,101	1,053

Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities during the period	29	129	(502)	875

Less reclassification adjustment for (gains) losses on available for sale securities included in income	—	(204)	—	(211)

Total comprehensive income	$569	448	599	1,717

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANK

Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months Ended December 31,
	2005	2004
	(Dollars in thousands)
Operating activities:
Net income	$1,101	1,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	205	162
Provision for loan losses	60	397
Deferred loan origination fees	(33)	—
Amortization of premium and discounts on investments	(86)	(169)
Proceeds from sale of loans	1,560	546
Loans disbursed for sale in the secondary market	(1,547)	(535)
Gain on sale of loans	(26)	(16)
Loss (gain) on sale of investments	—	(320)
Deferred income tax benefit	(28)	(69)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(166)	89
Prepaid expenses and other assets	(208)	41
Accrued interest on deposits	21	(37)
Income taxes payable	200	60
Accrued expenses and other	(278)	67

Net cash provided by operating activities	775	1,269

Investing activities:
Proceeds from maturity of available for sale investment securities	7,000	2,154
Proceeds from maturity of held to maturity investment securities	—	455
Proceeds from repayment of mortgage-backed securities available for sale	7,121	7,828
Proceeds from sale of other real estate owned	—	—
Proceeds from sale of available for sale investment securities	—	2,849
Purchases of mortgage-backed securities available for sale	(29,250)	—
Purchases of available for sale investment securities	(32,707)	(303)
Purchase of Federal Home Loan Bank stock	—	(36)
Net (increase) decrease in loans	(13,943)	(11,268)
Increase in cash surrender value of life insurance	(112)	(111)
Capital expenditures	(203)	(713)

Net cash provided (used) by investing activities	(62,094)	855

Financing activities:
Net increase (decrease) in deposits	(8,257)	(10,071)
Net increase in advances from FHLB	—	6,000
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	(172)	(6)

Net cash used by financing activities	(8,429)	(4,077)

Net increase (decrease) in cash and cash equivalents	(69,748)	(1,953)

Cash and cash equivalents at beginning of period	76,263	6,681

Cash and cash equivalents at end of period	$6,515	4,728

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full year. The June 30, 2005 Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

On September 22, 2005, and as amended and restated on December 8, 2005, the Board of Directors of the Bank unanimously adopted a Plan of Reorganization and Minority Stock Issuance (the “Plan of Reorganization”). Pursuant to the Plan of Reorganization, which was approved by the Bank’s members at a special meeting of members held on March 21, 2006, the Bank will: (i) convert to a stock savings bank (“Stock Bank”) as the successor to the Bank in its current mutual form; (ii) organize the Company as a federally chartered corporation that will own 100% of the common stock of the Stock Bank; and (iii) organize United Community MHC (the “MHC”) as a federally chartered mutual holding company that will own at least 51% of the common stock of the Company so long as the MHC remains in existence. The Stock Bank will succeed to the business and operations of the Bank in its mutual form and the Company will sell a minority interest in its common stock in a public stock offering.

Following the completion of the reorganization, all depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the MHC so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the MHC.

The Company plans to offer to the public shares of common stock representing a minority ownership of the estimated pro forma market value of the Bank as determined by an independent appraisal. The MHC will maintain the majority ownership of the Company. Cost incurred in connection with the offering will be recorded as a reduction of the proceeds from the offering. If the transaction is not consummated, all costs incurred in connection with the transaction will be expensed. At December 31, 2005, reorganization costs of approximately $429,000 had been included in other assets.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment”. SFAS No. 123R establishes the accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement eliminates the ability to account for share-based compensation transactions, including stock option grants, using the intrinsic value method and generally requires instead that such transactions be accounted for using a fair value based method. The SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board No. 25. The pronouncement is effective for non-accelerated filers for periods beginning after December 15, 2005 with early application allowed. Management is currently evaluating the effect of the pronouncement on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes and to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. Retroactive application is defined as the application of the accounting change to prior accounting periods as if the principle had always been utilized. Restatement is also defined as the revising of a previously issued financial statement to reflect the correction of an error. The statement applies to periods beginning after December 15, 2005 with early application allowed.

Item 1A. Risk Factors

Not applicable.

Item 2. Management Discussion and Analysis

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Bank does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2005 and June 30, 2005

Total assets decreased by $7.9 million during the period from June 30, 2005 to December 31, 2005, primarily due to a decrease in deposits of $8.3 million which was the result of a withdrawal of municipal deposits to enable the withdrawing municipality to satisfy payment obligations to other municipalities. During this period cash and cash equivalents decreased $69.7 million as we reinvested the proceeds of significant municipal deposits received at the end of June 2005. As a result, securities increased by $23.9 million, mortgage-backed securities increased by $23.1 million and loans increased by $13.8 million during the six months ended December 31, 2005. Equity increased by $599,000, or 2.0%, from $29.7 million at June 30, 2005 to $30.3 million at December 31, 2005 as a result of $1.1 million in net income, offset by a decrease in value of investments held available for sale of $501,000.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2005 and 2004

General. Net income increased $17,000 for the three months ended December 31, 2005 compared to the three months ended December 31, 2004, primarily due to a $134,000 increase in net interest income, a $337,000 decrease in provision for loan losses, which were offset by a $390,000 decrease in other income, and a $49,000 increase in other expense.

Net income increased $48,000 for the six months ended December 31, 2005 compared to the six months ended December 31, 2004, primarily due to a $234,000 increase in net interest income and a $337,000 decrease in provision for loan losses, partially offset by a $350,000 decrease in other income and a $116,000 increase in other expenses.

Net Interest Income. Net interest income increased $134,000, or 6.2%, to $2.3 million for the three months ended December 31, 2005 compared to the year earlier period primarily due to an increase in the average balance of interest-earning assets of $66.2 million, combined with an increase in average yield on earning assets from 5.27% to 5.46%. The increase in the average balance of interest-earning assets was primarily due to the deployment of municipal deposits into loans and investment securities. Increases in the average yield were primarily the result of increases in market interest rates. During the same period the average balance of interest bearing liabilities increased by $73.6 million primarily due to an increase of $60.3 million in municipal deposits, and the average cost of interest bearing liabilities increased from 1.84% to 2.57% primarily as a result of increases in market interest rates.

Net interest income increased $234,000, or 5.3%, to $4.6 million for the six months ended December 31, 2005 compared to the six months ended December 31, 2004. The increase was primarily due to a $61.8 million increase in average interest earnings assets primarily attributable to the combined effect of the deployment of municipal deposits and an increase in average yield on earning assets from 5.20% to 5.42%. The increase in average yield was primarily due to an increase in market interest rates. During the same period the average balances on interest bearing liabilities increased by $60.3 million primarily due to an increase in municipal deposits, and the average cost of interest bearing liabilities increased from 1.74% to 2.54% due to an increase in market interest rates.

The following table summarizes changes in interest income and interest expense for the three and six months ended December 31, 2005 and 2004.

	Three Months Ended December 31,		%Change	Six Months Ended December 31,		%Change
	2005	2004		2005	2004
	(Dollars in thousands)
Interest income:
Loans	$3,316	$2,823	17.5%	$6,475	$5,533	17.0%
Investment securities	742	360	106.1	1,406	826	70.2
Other interest-earning assets	181	36	402.7	488	70	597.1

Total interest income	4,239	3,219	31.7	8,369	6,429	30.2
Interest expense:
NOW and money market deposit accounts	963	171	463.2	1,831	362	405.8
Passbook accounts	171	179	(4.5)	370	317	16.7
Certificates of deposit	804	666	20.7	1,556	1,336	16.5

Total interest-bearing deposits	1,938	1,016	90.7	3,757	2,015	86.4
FHLB advances	—	36	(100.0)	—	36	(100.0)

Total interest expense	1,938	1,052	84.2	3,757	2,051	83.2

Net interest income	$2,301	$2,167	6.2	$4,612	$4,378	5.3

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2005 and 2004.

	Three Months Ended December 31,						Six Months Ended December 31,
	2005			2004			2005			2004
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$213,560	$3,316	6.21%	$189,655	$2,823	5.95%	$208,608	$6,475	6.21%	$181,866	$5,533	6.08%
Investment securities	83,351	742	3.56	48,095	360	2.99	79,634	1,406	3.53	57,430	826	2.88
Other interest-earning assets	13,657	181	5.30	6,625	36	2.17	20,688	488	4.72	7,852	70	1.78

Total interest-earning assets	$310,568	$4,239	5.46	$244,375	$3,219	5.27	$308,930	$8,369	5.42	$247,148	$6,429	5.20

Interest-bearing liabilities:
NOW and money market deposit accounts	$153,582	$963	2.51	$52,197	$171	1.31	$147,280	$1,831	2.49	$61,188	$362	1.18
Passbook accounts	44,383	171	1.54	57,877	179	1.24	44,957	370	1.65	58,429	317	1.09
Certificates of deposit	103,965	804	3.09	110,658	666	2.41	104,140	1,556	2.99	112,698	1,336	2.37

Total interest-bearing deposits	301,930	1,938	2.57	220,732	1,016	1.84	296,377	3,757	2.54	232,315	2,015	1.73
FHLB advances	—	—	—	7,583	36	1.90	—	—	—	3,792	36	1.90

Total interest-bearing liabilities	$301,930	$1,938	2.57	$228,315	$1,052	1.84	$296,377	$3,757	2.54	$236,107	$2,051	1.74

Interest income increased $1.0 million, or 31.7%, for the three months ended December 31, 2005 as a result of a $493,000 increase in loan interest and a $382,000 increase in investment interest. Interest income increased $1.9 million, or 30.1%, for the six months ended December 31, 2005 as a result of a $942,000 increase in loan interest and a $580,000 increase in investment securities interest. The increases in interest income is primarily due to the combined effect of an increase in average interest-earning assets and an increase in average yields due to market interest rate increases. The increases in investment securities interest income is primarily due to the increase in the average balance of investment securities caused by the deployment of municipal deposits into investment securities.

Interest expense increased $886,000, or 84.2%, for the three months ended December 31, 2005 primarily as a result of a $792,000 increase in interest paid on NOW and money market deposit accounts and a $138,000 increase paid on certificates of deposit primarily due to an increase in market interest rates. Interest expense increased $1.7 million, or 83.2%, for the six months ended December 31, 2005 primarily as a result of a $1.5 million increase in NOW and money market deposit account interest.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended December 31, 2005 and 2004.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$2,294	$1,557	$2,266	$1,550
Provision for loan losses	30	367	60	397
Charge offs:
Real estate	—	—	13	—
Consumer and other loans	149	88	157	128

Total charge-offs	149	88	170	128
Recoveries:
Real estate	—	—	9	11
Consumer and other loans	1	—	11	6

Total recoveries	1	—	20	17

Net charge-offs	148	88	150	111

Allowance at end of period	$2,176	$1,836	$2,176	$1,836

The provision for loan losses decreased in both the three and six months ended December 31, 2005 compared to the respective prior year periods. The provision for loan losses in the 2004 periods reflects the effect of the updating of our loan loss allowance methodology during fiscal 2005 as discussed under “Management’s Discussion of Operations—Risk Management—Analyses and Determination of the Allowance for Loan Losses” in the Company’s registration statement on form S-1, as amended. The provision for loan losses of $30,000 and $60,000 during the three and six months ended December 31, 2005, respectively, reflects the continued increases in the portfolios of non-residential real estate and land loans, multi-family loans, construction loans, commercial business loans and consumer loans as a percentage of the total loan portfolio. These loan types are generally considered to have a greater inherent risk of loss than one- to four-family mortgage loans.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At December 31, 2005	At June 30, 2005	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$ 691	$597	15.7%
Nonresidential real estate and land	676	532	27.1
Consumer and other loans	146	350	(58.2)

Total	1,513	1,479	(2.3)
Real estate owned	174	80	117.5

Total nonperforming assets	$ 1,687	$1,559	8.2

Total nonperforming loans to total loans	0.70%	0.72%	(0.02)
Total nonperforming loans to total assets	0.47%	0.45%	(0.02)
Total nonperforming assets to total assets	0.52%	0.47%	(0.05)

Other Income. The following table summarizes other income for the three and six months ended December 31, 2005 and 2004.

	Three Months Ended December 31,			Six Months Ended December 31,
	2005	2004	% Change	2005	2004	% Change
	(Dollars in thousands)
Service charges	$264	$224	17.8%	$492	$424	16.0%
Gain on sale of loans	9	7	28.6	26	16	62.5
Gain on sale of investments	—	304	(100.0)	—	320	(100.0)
Income from Bank Owned Life Insurance	57	55	3.6	113	111	1.8
Other	37	167	(77.8)	96	206	(53.4)

Total	$367	$757	(51.5)	$727	$1,077	(32.5)

Other income decreased $390,000 during the three months ended December 31, 2005 from the prior year period primarily due to the absence of a $304,000 gain on the sale of investments in 2005. The 2004 period included the sale of equity securities that we received in exchange for debt securities of the issuer in a recapitalization transaction by the issuer. We sold the equity securities to satisfy bank regulatory requirements. Also contributing to the decrease in other income was a $130,000 decrease in the category of other income. The decrease in other income was the combined effect of the absence of a $40,000 payment received during the 2004 period for a previously discharged obligation, a $30,000 reduction in fees earned by United Community Financial Services and a general decrease in other noninterest income. Other income decreased $350,000 during the six months ended December 31, 2005 primarily due to a $320,000 reduction in gain on the sale of investments (described above) and a $110,000 decrease in the category of other income, partially offset by a $68,000 increase in service charge income. The decrease in the category of other income was the result of the combined effect of a $20,000 decrease in fees earned by United Community Bank Financial Services, a $40,000 payment received for a previously discharged obligation and a general decrease in other noninterest income. The increase in service charge income is primarily due to increased ATM services charges due to increased usage.

Other Expense. The following table summarizes other expense for the three and six months ended December 31, 2005 and 2004.

	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2005	2004		2005	2004
	(Dollars in thousands)
Compensation and employee benefits	$1,108	$1,120	(1.1)%	$2,122	$2,155	(1.5)%
Premises and occupancy expense	225	221	1.8	493	458	7.6
Deposit insurance premium	10	9	1.0	17	17	—
Advertising expense	66	56	17.9	153	112	36.6
Data processing expense	63	67	(6.0)	124	144	(13.9)
ATM service fees	77	60	21.7	150	118	27.1
Other operating expenses	246	213	13.4	493	432	14.1

Total	$1,795	$1,746	2.8	$3,552	$3,436	3.4%

Other expense increased $49,000 during the three months ended December 31, 2005 primarily due to a $33,000 increase in other operating expense, partially offset by a $12,000 decrease in compensation and employee benefit expense. Other expense increased $116,000 during the six months ended December 31, 2005 primarily due to a $41,000 increase in advertising expense, a $32,000 increase in ATM service fees, and a $61,000 increase in other operating expense, partially offset by a $33,000 decrease in compensation and employee benefit expense. The increase in advertising expense was due to a general increase in our use of advertising services. The increase in ATM service charges was the result of increased volume in ATM usage. The increase in other operating expense is primarily due to inflationary increases in other expenses. The decrease in compensation and employee benefit expense is primarily the result of reduced costs of our supplemental executive retirement plan and insurance costs and a $20,000 decrease in data processing expense. The decrease in data processing expense was the result of incentives we received for renewing our data processing agreement.

Income Taxes. The provision for income taxes increased from $288,000 for the three months ended December 31, 2004 to $303,000 for the three months ended December 31, 2005 due to an increase in pre-tax income from $811,000 to $843,000 for these periods. The provision for income taxes increased from $569,000 for the six months ended December 31, 2004 to $626,000 for the six months ended December 31, 2005 due to an increase in pre-tax income from $1.6 million to $1.7 million for these periods.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the Federal Home Loan Bank of Indianapolis. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows, in particular municipal deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $6.5 million and $76.3 million at December 31, 2005 and June 30, 2005, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $7.8 million and $6.1 million at December 31, 2005 and June 30, 2005, respectively. Total securities classified as available-for-sale were $85.2 million and $38.1 million at December 31, 2005 and June 30, 2005, respectively. In addition, at June 30, 2005, we had the ability to borrow a total of approximately $85 million from the Federal Home Loan Bank of Indianapolis.

At December 31 2005 and June 30, 2005, we had $25.5 million and $19.9 million in loan commitments outstanding, respectively. At December 31 2005, this consisted of $8.4 million of mortgage loan commitments, $13.0 million in unused home equity lines of credit and $4.1 million in commercial lines of credit. At December 31 2005 we also had $3.3 million of letters of credit outstanding compared to $2.0 million at June 30, 2005. At June 30, 2005, we had $6.7 million in mortgage loan commitments, $12.1 million in unused home equity lines of credit and $1.1 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2005 and June 30, 2005 totaled $74.1 million and $69.3 million, respectively. This represented 72.0% and 66.3% of certificates of deposit at December 31 2005 and June 30, 2005, respectively. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31 2005 and June 30, 2005.

		Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than 5 Years
	(In thousands)
At December 31, 2005
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	87	36	50	1	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$87	$36	$50	$1	$—

At June 30, 2005
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	62	24	38	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$62	$24	$38	$—	$—

Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management. As a mutual savings bank, we have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2005 and June 30, 2005, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines

The capital from the stock offering is expected to increase our consolidated equity by $26.4 million to $56.1 million at the maximum of the offering. See “Capitalization.” Following completion of the offering, we also will manage our capital for maximum stockholder benefit. The capital from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 19 of the notes to the consolidated financial statements. We currently have no plans to engage in hedging activities in the future.

For the years ended June 30, 2005 and June 30, 2004 and as of the six months ended December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Bank’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolio equity, see “Management’s Discussion and Analysis and Results of Operations – Risk Management” in the Company’s Registration Statement on Form S-1, as amended. The main components of market risk for the Bank are interest rate risk and liquidity risk. The Bank manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

We use a net portfolio value analyses prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2005 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basic Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	Amount	Change	%Change	NPV Ratio	Change (bp)
300	$32,313	(10,823)	(25)%	9.99%	(287	)bp
200	36,148	(6,989)	(16)	11.03	(182)
100	39,387	(3,750)	(9)	11.89	(97)
0	43,136	—	—	12.86	—
(100)	46,180	3,043	7	13.61	76
(200)	46,925	3,789	9	13.77	92

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II    OTHER INFORMATION

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Charter of United Community Bancorp (1)

3.2	Bylaws of United Community Bancorp (1)

4.0	Form of Stock Certificate of United Community Bancorp (1)

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to the Company’s Registration Statement on Form S-1 as amended (File No. 333-130302), initially filed with the Securities and Exchange Commission on December 14, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Community Bancorp (in organization)

Date: March 24, 2006	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: March 24, 2006	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer