Form 10-Q
period 2006-03-31
United Community Bancorp
filed 2006-05-15
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-51800

United Community Bancorp

(Exact name of registrant as specified in its charter)

United States of America	36-4587081
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

92 Walnut Street, Lawrenceburg, Indiana	47025
(Address of principal executive offices)	(Zip Code)

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

As of May 11, 2006, there were 8,464,000 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

Part I. Financial Information

Item 1. Financial Statements

UNITED COMMUNITY BANCORP

Consolidated Balance Sheets

March 31, 2006 and June 30, 2005

	(unaudited) March 31, 2006	June 30, 2005
Assets
(Dollar in Thousands)
Cash & Cash equivalents	$55,664	76,263
Investment securities:
Securities available for sale – at estimated market value	27,007	9,937
Securities held to maturity – at amortized cost (market approximates cost)	245	265
Mortgage-backed securities available for sale – at estimated market value	38,258	28,199
Loans receivable, net	227,857	200,878
Property & equipment, net	5,197	5,222
Federal Home Loan Bank stock, at cost	1,687	1,687
Accrued interest receivable:
Loans	1,230	1,083
Investments and mortgage-backed securities	465	371
Other real estate owned, net	151	65
Cash surrender value of life insurance policies	6,068	5,899
Deferred income taxes	1,786	619
Prepaid expenses and other assets	739	1,017

Total Assets	$366,354	$331,505

Liabilities and Equity
Deposits	$301,846	299,379
Accrued interest on deposits	96	62
Advances from borrowers for payment of insurance and taxes	228	273
Accrued expenses and other liabilities	1,748	2,055

Total Liabilities	303,918	301,769

Commitments and contingencies

Preferred stock, $.01 par value: 1,000,000 shares authorized, none issued
Common stock, $.01 par value; 19,000,000 shares authorized, issued and outstanding: 8,464,000 at March 31, 2006	36	—
Paid in capital	36,503	—
Unearned ESOP shares	(3,318)	—
Retained Earnings	29,202	28,965
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	13	771

Total equity	62,436	29,736

Total liabilities and equity	$366,354	$331,505

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANCORP

Consolidated Statements of Income

	(Unaudited) Three Months Ended March 31,		(Unaudited) Nine Months Ended March 31,
	2006	2005	2006	2005
Interest income:
Loans	$3,623	2,885	10,098	8,418
Investments and mortgage-backed securities	923	371	2,817	1,267

Total interest income	4,546	3,256	12,915	9,685
Interest expense:
Deposits	1,899	1,068	5,656	3,083
Borrowed Funds	41	30	41	66

Total interest expense	1,940	1,098	5,697	3,149

Net interest income	2,606	2,158	7,218	6,536

Provision for loan losses	30	30	90	427

Net interest income after provision for loan losses	2,576	2,128	7,128	6,109

Other income (loss):
Service charges	214	186	706	610
Gain on sale of loans	10	8	36	24
Gain (loss) on sale of investments	(286)	—	(286)	320
Income from Bank Owned Life Insurance	56	54	169	165
Other	123	81	219	287

Total other income	117	329	844	1,406

Other expense:
Compensation and employee benefits	1,197	1,093	3,319	3,248
Premises and occupancy expenses	269	249	762	707
Deposit insurance premium	9	8	26	25
Advertising expense	69	57	222	169
Data processing expense	83	72	206	216
ATM service fees	82	65	232	183
Charitable contributions	1,859	—	1,869	5
Other operating expenses	270	240	754	667

Total other expense	3,838	1,784	7,390	5,220

Income before income taxes	(1,145)	673	582	2,295

Provision for income taxes:
Federal	(439)	165	33	584
State	58	62	212	212

	(381)	227	245	796

Net income (loss)	$(764)	446	337	1,499

Basic earnings per share	(1)	(2)	(1)	(2)
Diluted earnings per share	(1)	(2)	(1)	(2)

(1)	Due to timing of the Banks’ reorganization into the mutual holding company form and the completion of the initial public offering on March 30, 2006, earnings per share for the period from March 30, 2006 to March 31, 2006 is not considered meaningful and is not shown.
(2)	For the 2005 periods, no shares of common stock were outstanding.

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANCORP

Consolidated Statement of Comprehensive Income

	(Unaudited) Three Months Ended March 31,		(Unaudited) Nine Months Ended March 31,
	2006	2005	2006	2005
Net Income	$(764)	446	337	1,499
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities during the period	(445)	(270)	(947)	463
Less reclassification adj for (gains) losses on available for sale securities included in income	189	—	189	(211)

Total comprehensive income	$(1,020)	176	(421)	1,751

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANCORP

Consolidated Statements of Changes in Equity

Nine Months Ended March 31, 2006

(unaudited)

	Common Stock	Additional paid in capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	2006 Total
			(Dollars in thousands)
Balances at June 30, 2005	$—	—	—	28,965	771	29,736
Net Income				337	—	337
Net unrealized holding Available for sale securities, net of income tax					(758)	(758)
Issuance of common stock	36	36,503				36,539
Capitalization of Mutual Holding Company				(100)		(100)
Purchase of ESOP shares			(3,318)			(3,318)

Balances at March 31, 2006	36	36,503	(3,318)	29,202	13	62,436

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANCORP

Consolidated Statement of Cash Flows

	(Unaudited) Nine Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Operating activities:
Net Income	$337	1,499
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation	354	162
Provision for loan losses	90	427
Deferred loan origination fees	(63)	—
Amortization of premium and discounts on investments	142	(169)
Proceeds from sale of loans	2,077	894
Loans disbursed for sale in the secondary market	(2,059)	(878)
Gain on sale of loans	(36)	(24)
Loss (gain) on sale of investments	286	(320)
Deferred income tax benefit	(146)	(119)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(241)	(23)
Prepaid expenses and other assets	(353)	78
Accrued interest on deposits	34	14
Income taxes payable	(303)	(345)
Accrued expenses and other	(4)	716

Net cash provided by operating activities	115	1,912

Investing activities:
Proceeds from maturity of available for sale investment securities	7,000	3,054
Proceeds from maturity of held to maturity investment securities	20	404
Proceeds from repayment of mortgage-backed securities available for sale	16,531	13,212
Proceeds from sale of available for sale investment securities	9,069	4
Purchases of mortgage-backed securities available for sale	(29,250)	—
Purchases of available for sale investment securities	(32,055)	(328)
Purchase of Federal Home Loan Bank Stock	—	(53)
Net (increase) decrease in loans	(27,074)	(13,892)
Increase in cash surrender value of life insurance	(169)	(166)
Capital expenditures	(329)	(713)

Net cash provided (used) by investing activities	(56,257)	1,522

Financing activities:
Net increase (decrease) in deposits	2,467	(6,215)
Net increase in advances from FHLB	—	2,000
Proceeds from stock issuance, net of conversion cost	33,221	—
Capitalization of mutual holding company	(100)	—
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	(45)	106

Net cash provided (used) by financing activities	35,543	(4,109)

Net increase (decrease) in cash and cash equivalents	(20,599)	(675)

Cash and cash equivalents at beginning of period	76,263	6,681

Cash and cash equivalents at end of period	$55,664	6,006

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - United Community Bancorp (the “Company”) is a Federally-chartered corporation, which was organized to be the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. Financial statements prior to the reorganization were the financial statements of the Bank. United Community, MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. United Community, MHC owns 55% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, United Community, MHC was capitalized with $100,000 in cash from the Bank. The consolidated financial statements of the Company include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office network. The financial statements for the periods prior to March 30, 2006 include only the accounts of the Bank as the Company was not in existence prior to such date.

The accompanying unaudited financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore do not include all the information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. There are no adjustments other than such normal recurring adjustments. The results for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. These financial statements should be read in conjunction with the audited financial statements of the Bank and the accompanying notes thereto for the year ended June 30, 2005, included in the Company’s registration statement on Form S-1, as amended (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”).

Certain prior period amounts have been reclassified to correspond with the current period presentations.

2. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements are recorded in the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

3. EMPLOYEE STOCK OWNERSHIP PLAN – On March 30, 2006, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. As of March 31, 2006, 331,788 shares of the Company’s common stock had been purchased for approximately $3.3 million by the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company will recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.

4. EARNINGS PER SHARE - Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on March 30, 2006, earnings per share for the period from March 30, 2006 to March 31, 2006 is not considered meaningful and is not shown. For the 2005 period, there were no shares of common stock outstanding.

5. COMPREHENSIVE INCOME—The Company presents in the statement of comprehensive income those amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to retained earnings.

6. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes and to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. Retroactive application is defined as the application of the accounting change to prior accounting periods as if the principle had always been utilized. Restatement is also defined as the revising of a previously issued financial statement to reflect the correction of an error. The statement applies to periods beginning after December 15, 2005 with early application allowed.

Item 2. Management Discussion and Analysis

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s registration statement on Form S-1, which is available through the SEC’s website at www.sec.gov , as well as under “Part II - Item 1A. Risk Factors” of this Form 10Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2006 and June 30, 2005

Total assets were $366.4 million at March 31, 2006 and $331.5 million at June 30, 2005. During the nine months ended March 31, 2006, cash and cash equivalents decreased $20.6 million to $55.7 million as cash was redeployed into higher yielding investments and loans. Securities available for sale increased $17.1 million to $27.0 million and mortgage backed securities available for sale increased $10.1 million to $38.3 million. Loans receivable increased $27.0 million to $227.9 million as a result of increases in our commercial real estate, residential 1-4 family and consumer loan portfolios. Loan growth in these portfolios is primarily the result of our marketing efforts which include media and personal contact.

Total liabilities increased $2.1 million to $303.9 million at March 31, 2006 from $301.8 million at June 30, 2005. The increase in liabilities is primarily due to a $2.5 million increase in deposits, mainly due to municipal deposits.

Shareholders’ equity at March 31, 2006, was $62.4 million compared to $29.7 million at June 30, 2005. The increase is primarily the result of the net proceeds of approximately $33.6 million raised in the initial stock offering completed on March 30,2006, and retained net income for the period.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2006 and 2005

General. Net income decreased $1.2 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily due to a $1.9 million expense to establish UCB Charitable Foundation and a loss on the sale of investments in the amount of $286,000.

Net income decreased $1.2 million for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005, primarily due to a $1.9 million expense to establish UCB Charitable Foundation and a loss on the sale of investments in the amount of $286,000 partially offset by a $682,000 increase in net interest income,

Net Interest Income. Net interest income for the quarter ended March 31, 2006 totaled $2.6 million compared to $2.2 million for the prior year quarter. The increase from the prior year quarter is primarily due to an increase in interest income of $1.3 million, partially offset by an increase in total interest expense of $842,000. Interest income on loans increased by $738,000, primarily due to the combined effect of an increase in average balance from $192.0 million to $224.5 million and an increase in average yield from 6.01% to 6.45%. During the same periods, interest expense on interest-bearing deposits increased by $831,000, primarily due to the combined effect of an increase in average balance from $219.9 million to $302.6 million and an increase in average rate paid from 1.94% to 2.51%. The increase in average yields on loans and investments and in the average rates paid on interest-bearing deposits is primarily the result of an increase in market interest rates.

Net interest income increased $682,000, or 10.4%, to $7.2 million for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. The increase was primarily due to a $71.0 million increase in average interest earnings assets primarily attributable to the combined effect of the deployment of municipal deposits into loans and investment securities and an increase in average yield on earning assets from 5.27% to 5.45%. The increase in average yield was primarily due to an increase in market interest rates. During the same period the average balances on interest bearing liabilities increased by $68.2 million primarily due to an increase in municipal deposits and the subscription funds related to the Company’s stock offering that were held in a segregated interest-bearing deposit accounts at the Bank pending the closing of the offering. For the nine months ended March 31, 2006 and 2005 the average yield on interest bearing deposits increased from 1.80% to 2.53% primarily due to the increase in deposit balances and an overall increase in interest rates.

The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2006 and 2005.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2006	2005	%Change	2006	2005	%Change
	(Dollars in thousands)
Interest income:
Loans	$3,623	$2,885	25.58%	$10,098	$8,418	19.96%
Investment securities	747	324	130.56	2,092	1,133	84.64
Other interest-earning assets	176	47	274.47	725	134	441.04

Total interest income	4,546	3,256	39.62	12,915	9,685	33.35
Interest expense:
NOW and money market deposit accounts	863	177	387.57%	2,693	539	399.63%
Passbook accounts	160	215	(25.58)	530	532	(0.38)
Certificates of deposit	876	676	29.59	2,433	2,012	20.92

Total interest-bearing deposits	1,899	1,068	77.81	5,656	3,083	83.46
FHLB advances	41	30	36.67	41	66	(37.88)

Total interest expense	1,940	1,098	76.68	5,697	3,149	80.91

Net interest income	$2,606	$2,158	20.76	$7,218	$6,536	10.43

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2006 and 2005. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2006			2005			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:

Loans	$224,530	$3,623	6.45%	$191,986	$2,885	6.01%	$213,915	$10,098	6.29%	$185,239	$8,418	6.06%
Investment securities	74,436	747	4.01	42,273	324	3.07	77,901	2,092	3.58	52,378	1,133	2.88
Other interest-earning assets	31,126	176	2.26	6,221	47	3.02	24,154	725	4.00	7,308	134	2.44

Total interest-earning assets	$330,092	$4,546	5.51	$240,480	$3,256	5.42	$315,970	$12,915	5.45	$244,925	$9,685	5.27

Interest-bearing liabilities:

NOW and money market deposit accounts	$154,270	$863	2.24	$53,399	$177	1.33	$149,610	$2,693	2.40	$58,592	$539	1.23
Passbook accounts	44,598	160	1.44	57,550	215	1.49	44,838	530	1.58	58,136	532	1.22
Certificates of deposit	103,756	876	3.38	108,920	676	2.48	104,012	2,433	3.12	111,438	2,012	2.41

Total interest-bearing deposits	302,624	1,899	2.51	219,869	1,068	1.94	298,460	5,656	2.53	228,166	3,083	1.80
FHLB advances	6,711	41	2.44	4,333	30	2.77	1,975	41	2.77	3,972	66	2.22

Total interest-bearing liabilities	$309,335	$1,940	2.51	$224,202	$1,098	1.96	$300,435	$5,697	2.53	$232,138	$3,149	1.81

Interest income increased $1.3 million, or 39.6%, for the three months ended March 31, 2006 as a result of a $738,000 increase in loan interest and a $382,000 increase in investment interest. The increases in interest income is primarily due to the combined effect of a $32.5 million increase in average balance in loans and a $32.2 million increase in average balance in investment securities, combined with an increase in average yield on loans from 6.01% to 6.45% and an increase in yield on investment securities from 3.07% to 4.01%, the increase in the yield on investments securities is primarily due to an increase in market rates. Interest income increased $3.2 million, or 33.4%, for the nine months ended March 31, 2006 as a result of a $1.7 million increase in loan interest and a $959,000 increase in investment securities interest. The increases in interest income is primarily due to the combined effect of a $28.7 million increase in average balance in loans and a $25.5 million increase in average balance in investment securities, combined with an increase in average yield on loans from 6.06% to 6.29% and an increase in average yield on investment securities from 2.88% to 3.58% .

Interest expense on interest bearing deposits increased $831,000, or 77.8%, for the three months ended March 31, 2006 as a result of a $686,000 increase in interest paid on NOW and money market deposit accounts and a $200,000 increase paid on certificates of deposit. The increases in interest expense is primarily due to the combined effect of a $82.8 million increase in average balance on interest-bearing deposits and an increase in average cost of interest-bearing deposits from 1.94% to 2.51%. Interest expense increased $2.5 million or 80.9%, for the nine months ended March 31, 2006 as a result of a $2.2 million increase in interest paid on NOW and money market deposit accounts and a $421,000 increase paid on certificates of deposit. The increases in interest expense is primarily due to the combined effect of a $70.3 million increase in average balance on interest-bearing deposits and a increase in average cost of interest-bearing deposits from 1.80% to 2.53%.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$2,176	$1,836	$2,266	$1,550
Provision for loan losses	30	30	90	427
Charge offs:
Real estate	—	—	13	—
Nonresidential real estate and land	—	—	—	—
Consumer and other loans	184	51	341	179

Total charge-offs	184	51	354	179
Recoveries:
Real estate	—	11	9	22
Consumer and other loans	1	8	12	14

Total recoveries	1	19	21	36

Net charge-offs	183	32	333	143

Allowance at end of period	$2,023	$1,834	$2,023	$1,834

The provision for loan losses was the same for the three month periods ended March 31, 2005 and March 31, 2006, and decreased from $427,000 to $90,000 for the nine month periods ended March 31, 2005 and March 31, 2006 respectively. The provision for loan losses in the nine months ended March 31, 2005 period reflects the effect of the updating of our loan loss allowance methodology during fiscal 2005 to reflect, among other things, the decreasing balance of one-to-four family residential mortgage loans as a percentage of our total loan portfolio. Management considered the allowance for loan losses to be adequate at both March 31, 2006 and 2005.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At March 31, 2006	At June 30, 2005	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$902	$597	51.09%
Nonresidential real estate and land	328	532	(38.35)
Consumer and other loans	35	350	(90.00)

Total	1,265	1,479	(14.47)
Real estate owned	151	80	88.75

Total nonperforming assets	$1,416	$1,559	(9.17)

Total nonperforming loans to total loans	0.56%	0.72%	(22.22)
Total nonperforming loans to total assets	0.34%	0.45%	(24.44)
Total nonperforming assets to total assets	0.38%	0.47%	(19.15)

Other Income. The following table summarizes other income for the three and nine months ended March 31, 2006 and 2005.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Service charges	$214	$186	15.05%	$706	$610	15.74%
Gain on sale of loans	10	8	25.00	36	24	50.00
Gain (Loss) on sale of investments	(286)	—	(100.00)	(286)	320	(189.38)
Income from Bank Owned Life Insurance	56	54	3.70	169	165	2.42
Other	123	81	51.85	219	287	(23.69)

Total	$117	$329	(64.44)	$844	$1,406	(39.97)

Other income decreased $212,000 during the three months ended March 31, 2006 from the prior year period primarily due to a loss on the sale of investments in the amount of $286,000, which was partially offset by an increase of $28,000 in service charges and an increase of $42,000 in other income. Other income is primarily comprised of rental income, profit on the sale of real estate owned and income from the sale of non-deposit products and services. Other income decreased $562,000 during the nine months ended March 31, 2006 from the prior year period primarily due to the absence of a $320,000 non-recurring gain on the sale of investments in 2005 and a $286,000 non-recurring loss on the sale of investments in 2006. These were partially offset by a $96,000 increase in service charges and this includes a $ 68,000 decrease in other income in 2006.

Other Expense. The following table summarizes other expense for the three and nine months ended March 31, 2006 and 2005.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Compensation and employee benefits	$1,197	$1,093	9.52%	$3,319	$3,248	2.19%
Premises and occupancy expense	269	249	8.03	762	707	7.78
Deposit insurance premium	9	8	12.50	26	25	4.00
Advertising expense	69	57	21.05	222	169	31.36
Data processing expense	83	72	15.28	206	216	(4.63)
ATM service fees	82	65	26.15	232	183	26.78
Other operating expenses	2,129	240	787.08	2,623	672	290.33

Total	$3,838	$1,784	115.13	$7,390	$5,220	41.57

Other expense increased $2,054,000 during the three months ended March 31, 2006 primarily due to the funding of United Community Charitable Foundation of $1,857,000 and a $104,000 increase in compensation and employee benefits resulting from an increase in the number of employees to staff our new Aurora branch office, annual salary increases and performance bonuses paid, a $20,000 increase in premises and occupancy expense relating to our new Aurora branch office, and a $32,000 increase in other operating expense. Other operating expense is primarily comprised of miscellaneous loan expense, bank fees and office expense. Other expense increased $1,951,000 during the nine months ended March 31, 2006 primarily due to the funding of United Community Charitable Foundation of $1,857,000 and a $71,000 increase in compensation and employee benefits resulting from an increase in the number of employees to staff our new Aurora branch office, annual salary increases and performance bonuses paid, a $55,000 increase in premises and occupancy expense relating to our new Aurora branch office, a $53,000 increase in advertising expense, a $49,000 increase in ATM service fees, and a $93,000 increase in other expense.

Income Taxes. The provision for income taxes decreased from $227,000 for the three months ended March 31, 2005 to $(381,000) for the three months ended March 31, 2006 due to a decrease in pre-tax earnings from $673,000 to $(1.1) million for these periods. The provision for income taxes decreased from $796,000 for the nine months ended March 31, 2005 to $245,000 for the nine months ended March 31, 2006 due to a decrease in pre-tax earnings from $2.3 million to $582,000.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $55.7 million and $76.3 million at March 31, 2006 and June 30, 2005, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $3.9 million and $6.1 million at March 31, 2006 and June 30, 2005, respectively. Total securities classified as available-for-sale were $65.3 million and $38.1 million at March 31, 2006 and June 30, 2005, respectively. In addition, at June 30, 2005, we had the ability to borrow a total of approximately $85 million from the Federal Home Loan Bank of Indianapolis.

At March 31 2006 and June 30, 2005, we had $25.2 million and $19.9 million in loan commitments outstanding, respectively. At March 31 2006, this consisted of $7.8 million of mortgage loan commitments, $13.8 million in unused home equity lines of credit and $3.6 million in commercial lines of credit. At March 31 2006 we also had $3.3 million of letters of credit outstanding compared to $2.0 million at June 30, 2005. At June 30, 2005, we had $6.7 million in mortgage loan commitments, $12.1 million in unused home equity lines of credit and $1.1 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2006 and June 30, 2005 totaled $69.1 million and $69.3 million, respectively. This represented 68.2% and 66.3% of certificates of deposit at March 31 2006 and June 30, 2005, respectively. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of March 31, 2006 and June 30, 2005.

		Payments Due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
At March 31, 2005
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	75	25	50	__	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$75	$25	$50	$—	$—

At June 30, 2005
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	62	24	38	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$62	$24	$38	$—	$—

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006 and June 30, 2005, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from the stock offering increased our consolidated equity by $30.5 million. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan, unless extraordinary circumstances exist and we receive regulatory approval. On April 27, 2006, our Board of Directors declared a cash dividend of $.07 per share. The dividend will be paid on or about June 7, 2006 to shareholders of record as of the close of business on May 11, 2006.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2006:

					To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2006 (unaudited)
Tier 1 Capital to risk-weighted assets
Company	62,398	28.30%	8,820	4.0%	13,230	6.0%
Bank	44,694	22.50%	8,245	4.0%	12,368	6.0%
Total capital to Risk-weighted assets
Company	64,153	29.09%	17,640	8.0%	22,050	10.0%
Bank	46,449	22.50%	16,489	8.0%	20,611	10.0%
Tier 1 capital to adjusted total assets
Company	62,398	17.03%	14,652	4.0%	18,315	5.0%
Bank	44,694	12.70%	14,077	4.0%	17,596	5.0%
Tangible capital to adjusted total assets
Company	62,398	17.03%	5,495	1.5%	—	—
Bank	44,694	12.70%	5,279	1.5%	—	—

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 19 of the notes to the consolidated financial statements included in our registration statement on Form S-1, as amended, as filed with the SEC. We currently have no plans to engage in hedging activities in the future.

For the year ended June 30, 2005 and as of the nine months ended March 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value March 31, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	AMOUNT	Change	%Change	NPV Ratio	Change (bp)
300	65,487	-13,859	-17%	17.83%	-294bp
200	70,634	-8,712	-11%	18.95%	-181bp
100	75,271	-4,074	-5%	19.93%	-83bp
0	79,346	—	—	20.76%	—
(100)	82,825	3,479	4%	21.44%	68bp
(200)	85,220	5,874	7%	21.89%	113bp

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

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject.

Item 1A. RISK FACTORS

For Information regarding risk factors, see “Risk Factors” in the Company’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on December 12, 2005. The risk factors of the Company have not changed materially as of March 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is provided with the Company’s sale of its common stock as part of the mutual holding company reorganization.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-130302) was February 10, 2006.

b.	The offering was consummated on March 30, 2006 with the sale of all of the securities registered pursuant to the Registration Statement. Keefe, Bruyette & Woods acted as marketing agent for the offering.

c.	The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 3,808,800 shares. The amount included 3,647,984 shares (or $36.5 million) sold in the offering and 160,816 shares (contributed at the $0.01 par value per share) issued to UCB Charitable Foundation.

d.	The expenses incurred to date in connection with the stock offering were $1.636 million, including expenses paid to and for underwriters of $461,476, attorney and accounting fees of $736,406 and other expenses of $438,360. The net proceeds resulting from the offering after deducting expenses was $34.8 million.

e.	The net proceeds have been invested in loans and cash and cash equivalents.

The Company did not repurchase any of its common stock during the quarter ended March 31, 2006. The Company had no publicly announced repurchase plans or programs.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS

Exhibit 31.1    Certificate of Chief Executive Officer

Exhibit 31.2    Certificate of Chief Financial Officer

Exhibit 32       Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Community Bancorp

Date: May 11, 2006	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: May 11, 2006	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer