Form 10-K
period 2006-06-30
United Community Bancorp
filed 2006-09-28
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-51800

UNITED COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

United States	36-4587081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

92 Walnut Street, Lawrenceburg, Indiana	47025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 537-4822

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	Nasdaq Global Market
Title of Class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2005 was $0. The number of shares outstanding of the registrant’s common stock as of September 12, 2006 was 8,464,000, of which 4,655,200 shares were held by United Community MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

i

Note on Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on United Community Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in this annual report on Form 10-K under “Item 1A. Risk Factors.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business

United Community Bancorp. United Community Bancorp was organized as a federal corporation upon completion of United Community Bank’s reorganization into the mutual holding company form of organization (the “Reorganization”) on March 30, 2006. As a result of the Reorganization, United Community Bank became a wholly owned subsidiary of United Community Bancorp and United Community Bancorp became a majority-owned subsidiary of United Community MHC, a federally chartered mutual holding company. United Community Bancorp’s business activities is the ownership of the outstanding capital stock of United Community Bank and management of the investment of offering proceeds retained from the Reorganization. United Community Bancorp neither owns or leases any property, but instead, will use the premises, equipment and other property of United Community Bank with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, United Community Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

United Community MHC. United Community MHC is our federally chartered mutual holding company parent. As a mutual holding company, United Community MHC is a non-stock company that has its members depositors of United Community Bank. United Community MHC does not engage in any business activity other than owning a majority of the common stock of United Community Bancorp. So long as we remain in the mutual holding company form of organization, United Community MHC will own a majority of the outstanding shares of United Community Bancorp.

United Community Bank. United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana. At June 30, 2006, we had approximately $340.6 million in assets and $289.8 million in deposits. We operate as a community-oriented financial institution offering a full menu of banking services and products to consumers and businesses in our market areas. Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to one of a full-service financial institution servicing the needs of consumer and commercial customers.

We attract deposits from the general public and local municipalities and use those funds to originate one- to four-family real estate, multi-family and nonresidential real estate and land, construction, commercial and consumer loans, which, with the exception of long-term fixed-rate one-to four-family real estate loans, we primarily hold for investment. We also maintain an investment portfolio. We offer non-deposit investment products through a third-party network arrangement with a registered broker-dealer.

Market Areas

We are headquartered in Lawrenceburg, Indiana, which is in the eastern part of Dearborn County, Indiana, along the Ohio River. The economy of the region in which our current offices are located, and planned future offices will be located, has historically been a mixture of light industrial enterprises and services. The economy in Lawrenceburg has been strong in recent years as a result of the opening of a riverboat casino in Lawrenceburg whose presence has led to new retail centers, job growth and an increase in housing development. Located 20 miles from Cincinnati, Ohio, Dearborn County has also benefited from the growth in and around Cincinnati and Northern Kentucky, as many residents commute to these areas for employment.

Dearborn County’s road system includes eight state highways and two U.S. highways. Interstate 275 enters Indiana near Lawrenceburg and offers easy connection to Interstate 71 and Interstate 75. At the northern end of the county, Interstate 74 connects us with Indianapolis to the northwest and Cincinnati to the east. Dearborn County is 20 minutes from the Greater Cincinnati/Northern Kentucky International Airport by way of Interstate 275. The county has four rail lines and port facilities due to the proximity of the Ohio River.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2005, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 36.3% of the deposits in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County. In addition, banks owned by large out-of-state bank holding companies such as Wells Fargo & Company, Fifth Third Bancorp and U.S. Bancorp also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

General. We originate loans primarily for investment purposes. The largest segment of our loan portfolio is one- to four-family residential real estate loans. The other significant segments of our loan portfolio are nonresidential real estate and land loans, multifamily residential real estate loans, residential loans and consumer loans.

One- to Four-Family Residential Real Estate Loans. The largest segment of our loan portfolio is comprised of mortgage loans to enable borrowers to purchase or refinance existing homes most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. Additionally, our current practice is generally to (i) sell in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one- to four-family residential real estate loans, and (ii) to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. Occasionally, we have purchased loans and purchased participation interests in loans originated by other institutions to supplement our origination efforts.

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years. Interest rates and payments on these adjustable-rate loans generally are based on the one-year constant maturity Treasury index (three-year constant maturity Treasury index in the case of three-year adjustable-rate loans) as published by the Federal Reserve in Statistical Release H.15. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap ranges from five to six percentage points over the initial interest rate of the loan. Our adjustable-rate residential mortgage loans generally do not provide for a decrease in the rate paid below the initial contract rate. The inability of our residential real estate loans to adjust downward below the initial contract rate can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings and equity value resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.

We generally do not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated. Private mortgage insurance is generally required for all fixed-rate loans with loan-to-value ratios in excess of 80%, and all adjustable-rate loans with loan-to-value ratios exceeding 85%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

In an effort to provide financing for low- and moderate-income and first-time buyers, we offer a special home buyers program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using reduced interest rates, fees and loan conditions.

Multi-Family Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family real estate. Our multi-family real estate loans are generally secured by apartment buildings. We also make multi-family real estate loans secured by apartment buildings outside of our primary market area to existing customers who reside in our primary market area. We intend to continue to grow this segment of our loan portfolio.

These loans are typically repaid or the term extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate multi-family real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of five or seven years. Interest rates and payments on our adjustable-rate loans generally are based on the prime interest rate. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan (five percentage points for loans with three-year terms). Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value. When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers on the loan, or, to a lesser extent, serve as a personal guarantor of the loan.

Loans secured by multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships totaling more than $1.0 million, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.

At June 30, 2006, the largest outstanding multi-family real estate loan had an outstanding balance of $3.6 million and is secured by an apartment building and a single family residence located in Cincinnati, Ohio. This loan was performing according to its original terms at June 30, 2006.

Nonresidential Real Estate and Land Loans. We offer adjustable-rate mortgage loans secured by nonresidential real estate. Our nonresidential real estate loans are generally secured by commercial buildings. We intend to continue to grow this segment of our loan portfolio. These loans are typically repaid or the term extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate nonresidential real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of five or seven years. Interest rates and payments on these loans generally are based on the prime interest rate. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan (five percentage points for loans with three-year terms). Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value (75% for land only loans). When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers or as personal guarantors of the loan.

Loans secured by nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships totaling more than $1.0 million, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys and inspections are generally required for loans over $500,000.

We also originate loans secured by unimproved property, including lots for single family homes and for mobile homes, raw land, commercial property and agricultural property. The terms and rates of our land loans are the same as our nonresidential and multifamily real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment. Loan amounts generally do not exceed 80% of the lesser of the appraised value or the purchase price.

At June 30, 2006, we had $66.1 million in nonresidential real estate loans outstanding, or 26.6% of total loans, and $7.3 million in land loans outstanding, or 3.0% of total loans.

At June 30, 2006, the largest outstanding nonresidential real estate loan had an outstanding balance of $2.7 million. This loan is a participation loan in which we have a 81.9% interest. This loan is secured by a self-storage facility and other nonresidential real estate and was performing according to its original terms at June 30, 2006. At June 30, 2006, our largest land loan, which was performing according to its original terms at that date, was for $2.3 million and was secured by a mobile home park.

Construction Loans. We originate fixed-rate and adjustable-rate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months for residential properties and 12 months for commercial properties. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 95% on residential construction and 80% on commercial construction at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At June 30, 2006, our largest outstanding residential construction loan was for $770,000, of which $522,000 was outstanding. At June 30, 2006, our largest outstanding commercial construction loan was for $3.8 million, of which $2.6 million was outstanding, and is secured by a property that will house a national retail pharmacy. These loans were performing in accordance with their original terms at June 30, 2006.

Commercial Loans. We occasionally make commercial business loans to professionals, sole proprietorships and small businesses in our market area. We extend commercial business loans on an unsecured basis and secured basis, the maximum amount of which is limited by our in-house-loans-to one borrower limit.

We originate secured and unsecured commercial lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. Secured commercial lines of credit secured by nonresidential real estate are adjustable-rate loans and whose rates are based on the prime interest rate and adjust monthly. Commercial lines of credit secured by nonresidential real estate have a maximum term of five years and a maximum loan-to-value ratio of 80% of the pledged collateral when the collateral is commercial real estate. We also originate commercial lines of credit secured by marketable securities and unsecured lines of credit. These lines of credit, as well as certain commercial lines of credit secured by nonresidential real estate, require that only interest be paid on a monthly or quarterly basis and have a maximum term of five years.

We also originate secured and unsecured commercial loans. Secured commercial loans are generally collateralized by nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment and furniture and fixtures. We originate both fixed-rate and adjustable-rate commercial loans with terms up to 20 years for secured loans and up to five years for unsecured loans. Adjustable-rate loans are based on prime and adjust either monthly or annually. Where the borrower is a corporation, partnership or other entity, we generally require significant equity holders to be co-borrowers and in cases where they are not co-borrowers we require personal guarantees from significant equity holders.

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At June 30, 2006, our largest commercial loan was a $670,000 loan secured by the assets of a local building products company. This loan was performing in accordance with its original terms at June 30, 2006.

Consumer Loans. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by savings accounts or certificate of deposits (share loans), new farm and garden equipment, automobile and recreational vehicle loans and secured and unsecured personal loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We generally offer home equity loans and lines of credit with a maximum combined loan to value ratio of 90%. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate. Home equity lines of credit generally require that only interest be paid on a monthly basis and have terms up to 20 years. Interest rates on these loans typically adjust monthly. We offer fixed-rate and adjustable-rate home equity loans. Home equity loans with fixed-rates have terms that range from one to 15 years. Home equity loans with adjustable-rates have terms that range from 16 to 30 years. Interest rates on these loans are based on the prime interest rate. We hold a first mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.

We offer loans secured by new and used vehicles. These loans have fixed interest rates and generally have terms up to five years.

We offer loans secured by new and used boats, motor homes, campers and motorcycles. We offer fixed and adjustable-rate loans for new motor homes and boats with terms up to 20 years for adjustable-rate loans and up to 10 years for fixed-rate loans. We offer fixed-rate loans for all other new and used recreational vehicles with terms up to 10 years for campers and five years for motorcycles.

We offer secured consumer loans with fixed interest rates and terms up to 10 years and secured lines of credit with adjustable-rates based on the prime rate with terms up to five years. We also offer fixed-rate unsecured consumer loans and lines of credit with terms up to five years. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Liquidity Management.”

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Nonresidential Real Estate and Land Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships totaling more than $1.0 million, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials.

We underwrite all loan participations to our own underwriting standards and will not participate in a loan unless each participant has at least a 10% interest in the loan. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we require the lead lender to provide annual financial statements for the borrower. Generally, we also conduct an annual internal loan review for loan participations.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise on television and on radio and in newspapers that are widely circulated in Dearborn County, Indiana. Accordingly, when our rates are competitive, we attract loans from throughout Dearborn County. We occasionally purchase loans and participation interests in loans to supplement our origination efforts.

We generally originate loans for our portfolio but our current practice is to sell to the secondary market almost all newly originated conforming fixed-rate, 15-, 20- and 30-year one- to four-family residential real estate loans and to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold to Freddie Mac with servicing retained.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board has granted the Management Mortgage Loan Committee (comprised of the President, Executive Vice President and the Senior Vice President, Lending) with loan approval authority for mortgage loans up to $100,000 and to the Board Loan Committee up to $1.0 million.

The board has granted authority to approve consumer loans to certain employees up to prescribed limits, depending on the officer’s experience and tenure. The board also granted loan approval authority to the Management Consumer Loan Committee, consisting of the President and the Executive Vice President, the Senior Vice President, Lending and the Vice President, Consumer Lending. Any two members of the committee may approve consumer loans secured by real estate up to $250,000, consumer loans secured by assets other than real estate up to $100,000 and unsecured consumer loans up to $50,000. The board of directors has also granted loan approval authority to the Management Commercial Loan Committee, consisting of the President, the Executive Vice President, the Senior Vice President, Lending and the Senior Vice President, Investments Officer and Commercial Lending Officer. Any two members of the committee may approve commercial loans secured by real estate up to $250,000, commercial loans secured by assets other than real estate up to $50,000 and unsecured commercial loans up to $25,000. A majority of the Management Commercial Loan Committee may approve commercial loans secured by real estate up to $500,000, commercial loans secured by assets other than real estate up to $100,000 and unsecured commercial loans up to $50,000.

The Board Loan Committee, consisting of the President, the Executive Vice President and five to six other members of the board, may approve consumer and commercial loans secured by real estate up to $1,000,000, consumer and commercial loans secured by assets other than real estate up to $300,000 and unsecured consumer commercial loans up to $100,000.

All loans in excess of these limits must be approved by the full board of directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2006, our general regulatory limit on loans to one borrower was $6.8 million. On June 30, 2006, our largest lending relationship was a $4.6 million commercial real estate loan relationship. The loans that comprise this relationship were performing according to their original terms at June 30, 2006.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2006.

At June 30, 2006, our investment portfolio totaled $76.6 million and consisted primarily of U.S. Government sponsored entity securities and mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, securities of municipal governments and mutual funds that invest in adjustable-rate mortgages and U.S. Treasury obligations.

At June 30, 2006, $37.6 million of our investment portfolio consisted of callable securities. These securities contain either a one-time call option or may be called anytime during the life of the security. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. The Investment Committee is responsible for the implementation of the investment policy. The Management Investment Committee, consisting of the President and Chief Executive Officer, the Chief Operating Officer and the Senior Vice President, Investment Officer, is responsible for monitoring our investment performance. Individual investment transactions, portfolio composition and performance are reviewed by our board of directors monthly.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of Indiana. We attract deposits in our market area through advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2006, $138.7 million, or 47.9% of our total deposits, were municipal deposits. At June 30, 2006, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of June 30, 2006, we had 70 full-time employees and 11 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

United Community Bank’s only active subsidiary in United Community Bank Financial Services, Inc. United Community Bank Financial Services, Inc. receives commissions from the sale of non-deposit investment and insurance products.

Regulation and Supervision

General. United Community Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. United Community Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. United Community Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate United Community Bank’s safety and soundness and compliance with various regulatory requirements.

This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on United Community Bancorp, United Community MHC and United Community Bank and their operations. United Community Bancorp and United Community MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. United Community Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to United Community Bank, United Community Bancorp and United Community MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on United Community Bank, United Community Bancorp and United Community MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks, such as United Community Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Branching. Federal savings banks are generally authorized to establish branch offices in any state or states of the United States and its territories, subject to applicable notice or application requirements of the Office of Thrift Supervision.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2006, United Community Bank met each of these capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision are required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like United Community Bank, it is a subsidiary of a holding company. If United Community Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of June 30, 2006, United Community Bank maintained 70.9% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. United Community Bank’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. United Community Bancorp, United Community MHC are and any of their non-savings institution subsidiaries would be affiliates of United Community Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. Savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, United Community Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans United Community Bank may make to insiders based, in part, on United Community Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, its financial condition and the complexity of its portfolio.

Deposit Insurance. United Community Bank is a member of the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor insurance fund.

The Bank’s assessment paid for the period July 1, 2006 through December 31, 2006 (including the Financing Corporation assessment) was $9,000. The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provided for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the Federal Deposit Insurance Corporation with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of the calendar year. The Act also provides for a $4.7 billion one-time credit to be allocated among assessed institutions that existed on December 31, 1996.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the Federal Deposit Insurance Corporation was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

Pursuant to the Act, the consolidation of the Bank and Savings Association Insurance Funds into the Deposit Insurance Fund occurred on March 31, 2006. The Act also states that the Federal Deposit Insurance Corporation must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment. In July 2006, the FDIC issued a proposed rule that would implement the authority provided by the Act by revising its risk-based assessment structure by, among other things, reducing the number of risk categories and introducing additional factors into the risk calculation. In addition, the FDIC proposed a base assessment schedule of 2 basis points for the least risky institutions to 40 for the riskiest. However the FDIC has indicated that the schedule adopted for 2007 may be significantly higher.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by United Community Bank.

The Federal Deposit Insurance Corporation may terminate an institution’s insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of United Community Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Community Bank, as a member of the Federal Home Loan Bank of Indianapolis, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2006 of $1.7 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system. United Community Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Other Regulations

Interest and other charges collected or contracted for by United Community Bank are subject to state usury laws and federal laws concerning interest rates. United Community Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of United Community Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

•	Gramm-Leach-Bliley Act of 1999 which places limits on the sharing on consumer financial information with third parties.

•	USA Patriot Act which imposed new requirements on depository institutions designed to prevent the use of the U.S. financial system to fund terrorist activities.

Holding Company Regulation

General. United Community Bancorp and United Community MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over United Community Bancorp and United Community MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to United Community Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as United Community MHC, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Office of Thrift Supervision for multiple savings and loan holding companies. Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the Office of Thrift

Supervision. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions. This limitation would not prohibit an interstate merger of the subsidiary savings association.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. United Community Bancorp is the stock holding company subsidiary of United Community MHC. United Community Bancorp is permitted to engage in activities that are permitted for United Community MHC subject to the same restrictions and conditions.

Waivers of Dividends by United Community MHC. Office of Thrift Supervision regulations require United Community MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from United Community Bancorp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings institution; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that United Community MHC will waive dividends that United Community Bancorp may pay, if any.

Conversion of United Community MHC to Stock Form. Office of Thrift Supervision regulations permit United Community MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to United Community Bancorp, United Community MHC’s corporate existence would end, and certain depositors of United Community Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than United Community MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than United Community MHC own the same percentage of common stock in the new holding company as they owned in United Community Bancorp immediately before conversion. The total number of shares held by stockholders other than United Community MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws

United Community Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. United Community Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, United Community Bancorp’s Chief Executive Officer and Chief Financial Officer each will be required to certify that United Community Bancorp’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. United Community Bancorp will be subject to further reporting and audit requirements beginning with the fiscal year ending June 30, 2007 under the requirements of the Sarbanes-Oxley Act. United Community Bancorp will prepare policies, procedures and systems designed to comply with these regulations to ensure compliance with these regulations.

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2002. For its 2006 tax year, United Community Bank’s maximum federal income tax rate was 35%.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $748,000 of United Community Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless United Community Bank makes a “non-dividend distribution” to United Community Bancorp as described below.

Distributions. If United Community Bank makes “non-dividend distributions” to United Community Bancorp, the distributions will be considered to have been made from United Community Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from United Community Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in United Community Bank’s taxable income. Non-dividend distributions include distributions in excess of United Community Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of United Community Bank’s current or accumulated earnings and profits will not be so included in United Community Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if United Community Bank makes a non-dividend distribution to United Community Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34.0% federal corporate income tax rate. United Community Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Indiana Taxation. Indiana imposes an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. United Community Bank’s state franchise tax returns have not been audited for the past five tax years.

Executive Officers of the Registrant

Name	Age at June 30, 2006	Principal Position

William F. Ritzmann	58	President and Chief Executive Officer

Elmer G. McLaughlin	54	Executive Vice President, Chief Operating Officer and Corporate Secretary

James W. Kittle	48	Senior Vice President, Lending

Vicki A. March, CPA	51	Senior Vice President, Chief Financial Officer and Treasurer

W. Michael McLaughlin	47	Senior Vice President, Operations

William T. Bird	43	Senior Vice President, Investments, Asset Liability Management

Unless otherwise noted, all officers have held the position described below for at least the past five years.

William F. Ritzmann has served as President and Chief Executive Officer of United Community Bank since the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank to form United Community Bank on April 12, 1999, and for United Community Bancorp since its inception in March 2006. Before the merger, Mr. Ritzmann served for 23 years as director, President and Managing Officer of Progressive Federal Savings Bank. Mr. Ritzmann also serves on United Community Bancorp’s Board of Directors and has served as a Director of the Bank since 1975, which includes his term as a director of Progressive Federal Savings Bank.

Elmer G. McLaughlin has served as Executive Vice President and Chief Operating Officer of United Community Bank since the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank to form United Community Bank in April 1999, and in the same positions with United Community Bancorp since its inception in March 2006. Before the merger, Mr. McLaughlin served for nine years as President, and 19 years as director of Perpetual Federal Savings and Loan Association, and was Executive Vice President and head of operations and senior loan officer of Perpetual Federal from 1978 until 1990. Mr. McLaughlin is the brother of W. Michael McLaughlin, a Senior Vice President of United Community Bank. Mr. McLaughlin is a Director of United Company Bancorp and has served as a Director of United Community Bank since 1980, which includes his term as a director of Perpetual Federal.

James W. Kittle has served as Senior Vice President, Lending of the Bank since 1980.

Vicki A. March has served as Chief Financial Officer, Treasurer and Senior Vice President, Finance of the Bank, since 1999 and for United Community Bancorp since its inception in March 2006. Ms. March previously served as Treasurer of the Bank from 1980 to 1999.

W. Michael McLaughlin has served as Senior Vice President, Operations of the Bank since 1983.

William T. Bird has served as Senior Vice President, Investments, Asset Liability Management since 1997 and Commercial Lending from 2004 until 2006. Previously, Mr. Bird served as Chief Financial Officer and Treasurer of Lenox Bancorp, Inc. from 1994 to 1996 and as an asset liability and business planning manager of Sendero Corporation from 1992 to 1994.

Item 1A. Risk Factors

An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this Annual Report on Form 10-K, including the items included as exhibits. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our primary market area depends substantially on the gaming industry, and a downturn in that industry could hurt our business and our prospects.

Our business is concentrated in the Lawrenceburg, Indiana, area. Lawrenceburg is the site of a riverboat casino that opened in 1996. The economy of the Lawrenceburg metropolitan area significantly depends on services and industries related to gaming and tourism. Any event that negatively and materially impacts the gaming and tourism industry will adversely impact the Lawrenceburg economy.

Gaming revenue is vulnerable to fluctuations in the national economy. A prolonged downturn in the national economy could have a significant adverse effect on the economy of the Lawrenceburg area. Virtually any development or event that could dissuade travel or spending related to gaming and tourism, whether inside or outside of Lawrenceburg, could adversely affect the Lawrenceburg economy. Consequently, the Lawrenceburg economy is more susceptible than the economies of other cities to issues such as higher gasoline and other fuel prices, unemployment levels, recession, rising interest rates, and other economic conditions, whether domestic or foreign.

A deterioration in economic conditions generally, and a slowdown in gaming and tourism activities in particular, could result in the following consequences, any of which could adversely affect our business, financial condition, results of operations and prospects and expose us to a greater risk of loss:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline; and

•	Collateral for loans made by us may decline in value, reducing the amount of money that our customers may borrow against the collateral, and reducing the value of assets and collateral associated with our loans.

An expansion of permissible gaming activities in other states, particularly in Kentucky and/or Ohio, may lead to a decline in gaming revenue in Lawrenceburg, Indiana, which could hurt our business and our prospects.

Lawrenceburg, Indiana, competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the Lawrenceburg area. This is particularly true of gaming operations in Kentucky and/or Ohio, states from which the Lawrenceburg casino generally draws substantial year-round clientele. Kentucky and/or Ohio legislative proposals could permit gaming activities. The establishment of casino gaming in Kentucky and/or Ohio, or other states, could have a substantial adverse effect on gaming revenue in Lawrenceburg which would adversely affect the Lawrenceburg economy and our business.

We rely heavily on municipal deposits as a source of funds and a reduced level of those deposits may hurt our profits.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2006, $138.7 million, or 47.9% of our total deposits, consisted of municipal deposits. Municipal deposits are generally short-term deposits and are generally considered rate-sensitive instruments. Consequently, if our municipal deposits decrease to a level where we would need to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would hurt our profits.

Rising interest rates may hurt our earnings and asset value.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, and if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. In addition, we invest in callable securities that expose us to reinvestment risk, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates earned on the called securities.

Our increased emphasis on multi-family residential and nonresidential real estate and land lending may expose us to increased lending risks.

At June 30, 2006, $93.7 million, or 37.8%, of our loan portfolio consisted of multi-family residential and nonresidential real estate and land loans. We have grown our loan portfolio in recent years, particularly with respect to multi-family residential and nonresidential real estate and land loans and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, since such loans generally entail greater credit risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our multi-family residential and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At June 30, 2006, our largest multi-family residential and nonresidential real estate and land lending relationship was a $4.6 million commercial real estate loan relationship. This loan relationship was within our maximum lending limit to one borrower at June 30, 2006.

If we do not achieve profitability on new branches, the new branches may hurt our earnings.

We cannot assure you that our branch expansion strategy and our branch upgrading will increase our earnings in the short term or within a reasonable period of time, if at all. Numerous factors will affect our branch expansion strategy, such as our ability to select suitable branch locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits. It takes time for a new branch to generate significant deposits and loan volume to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our branch network. Building and staffing new branch offices will increase our operating expenses. We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. In particular, several financial institutions have recently opened new offices or branches in Dearborn County, Indiana. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2005, the most recent date for which information is available, we held 36.3% of the deposits in Dearborn County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of United Community Bank rather than for holders of United Community Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Additional expenses from operating as a public company and from new stock-based benefit plans will adversely affect our profitability.

Our noninterest expenses are likely to increase as a result of the financial accounting, legal and various other additional expenses usually associated with operating as a public company. We also recognize additional annual salaries and employee benefits expenses stemming from the shares purchased or granted to employees and executives under new benefit plans. These additional expenses adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We will recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and will recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients. These benefit expenses in the first year following the offering have been estimated to be approximately $511,000. Actual expenses, however, may be higher or lower, depending on the price of our common stock.

We will need to implement additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements.

Upon the completion of our public offering, we will became a public reporting company. The federal securities laws and the regulations of the Securities and Exchange Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We expect that the obligations of being a public company, including substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. These obligations will increase our operating expenses and could divert our management’s attention from our operations. Compliance with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission will require us to certify the adequacy of our internal controls and procedures, which will require us to upgrade our accounting systems, which will increase our operating costs.

A decline in our return on equity as a result of the capital we raised in our March 2006 stock offering may negatively impact the value of our common stock.

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2006, our return on equity was 2.53%. Over time, we intend to use the net proceeds from our March 2006 stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

We have broad discretion in allocating the proceeds of our March 2006 public stock offering. Our failure to utilize effectively such proceeds would reduce our profitability.

Upon completion of the March 2006 stock offering, United Community Bancorp contributed approximately 50.0% of the net proceeds of the offering to United Community Bank. A portion of the net proceeds funded the purchase by our employee stock ownership plan of shares in the offering. We may use the remaining net proceeds to pay dividends to stockholders, repurchase common stock, purchase securities, finance the acquisition of other financial institutions or other businesses that are related to banking, or for other general corporate purposes. United Community Bank may use the proceeds it received to fund new loans, purchase loans, purchase securities, establish or acquire new branches, acquire financial institutions or other businesses that are related to banking, or for general corporate purposes. We have not allocated specific amounts of proceeds for any of these purposes, and we will have significant flexibility in determining how much of the net proceeds we apply to different uses and the timing of such applications. Our failure to utilize these funds effectively would reduce our profitability.

Issuance of shares for benefit programs may dilute your ownership interest.

We intend to propose that stockholders approve an equity incentive plan at the upcoming annual meeting of stockholders. If stockholders approve the new equity incentive plan, we intend to issue shares to our officers and directors through this plan. If the restricted stock awards under the equity incentive plan are funded from authorized but unissued stock, your ownership interest in the shares issued to persons other than United Community MHC will be diluted by up to approximately 4.17%, assuming awards of common stock are awarded under the plan. If the shares issued upon the exercise of stock options under the equity incentive plan are issued from authorized but unissued stock, your ownership interest in the shares issued to persons other than United Community MHC could be diluted by up to approximately 9.82%, assuming stock option grants equal to 4.9% of the shares outstanding at June 30, 2006 are granted under the plan.

United Community MHC’s majority control of United Community Bancorp’s common stock enables it to exercise voting control over most matters put to a vote of stockholders including preventing sale or merger transactions or a second-step conversion transaction you may find advantageous.

United Community MHC owns a majority of United Community Bancorp’s common stock and, through its board of directors, exercises voting control over most matters put to a vote of stockholders. The same directors and officers who will manage United Community Bancorp and United Community Bank also manage United Community MHC. As a federally chartered mutual holding company, the board of directors of United Community MHC must ensure that the interests of depositors of United Community Bank are represented and considered in matters put to a vote of stockholders of United Community Bancorp. Therefore, the votes cast by United Community MHC may not be in your personal best interests as a stockholder. For example, United Community MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of United Community Bancorp. In addition, stockholders are not be able to force a merger or second-step conversion transaction without the consent of United Community MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

Office of Thrift Supervision policy on remutualization transactions could prohibit acquisition of United Community Bancorp, which may adversely affect our stock price.

Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has recently resulted in a degree of takeover speculation for mutual holding companies that is reflected in the per share price of mutual holding companies’ common stock. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected.

Office of Thrift Supervision regulations and anti-takeover provisions in our charter restrict the accumulation of United Community Bancorp’s common stock, which may adversely affect our stock price.

Office of Thrift Supervision regulations provide that for a period of three years following the date of the completion of the Reorganization, no person, acting alone or together with associates or in a group of persons acting in concert, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10.0% of our common stock without the prior written approval of the Office of Thrift Supervision. In addition, United Community Bancorp’s charter provides that, for a period of five years from the date of the reorganization, no person, other than United Community MHC may acquire directly or indirectly the beneficial ownership of more than 10.0% of any class of any equity security of United Community Bancorp. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10.0% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. These factors make it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at June 30, 2006, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of June 30, 2006
Main Office:
92 Walnut Street Lawrenceburg, Indiana 47025	2004	Owned	—	$1,472,000

Full-Service Branches:
215 W. Eads Parkway Lawrenceburg, Indiana 47025	1914	Owned	—	$467,000
19710 Stateline Road Lawrenceburg, Indiana 47025	2000	Owned	—	$743,000
447 Bielby Road Lawrenceburg, Indiana 47025	1999	Leased	1/2008	—

Other Office:
(Temporary Branch Office)(1) 513 Green Blvd. Unit #2 Aurora, Indiana 47001	2005	Leased	(3)	—

Other Properties:
(Future Site of Aurora Branch Office) Corner of Sunnyside Avenue & U.S. 50 Aurora, Indiana 47001	Expected 2006	Owned(2)	—	$1,273,000
(Future Site of St. Leon Branch Office) State Route 1 St. Leon, Indiana 47012	Expected 2006	Owned(2)	—	$313,000
(Future Site of Milan Branch Office) Corner of State Route 350 & State Route 101 Milan, Indiana 47031	Expected 2007	Owned(2)	—	$135,000

(1)	Branch is temporarily housed in a modular facility until a permanent building is constructed.
(2)	Land only.
(3)	Month-to-month lease.

In the beginning of 2004, our Board of Directors made the strategic decision to expand into our select markets in Dearborn County, Indiana, and adjacent Ripley County, Indiana. In April 2004, we purchased land in Aurora and St. Leon, Indiana, and in May 2004 purchased land in Milan, Indiana (Ripley County), each for the purpose of opening a full-service branch office. We opened a limited-service branch office in a temporary facility across the street from the Aurora property in August 2005 and built a permanent full-service facility for the Aurora branch on the Aurora property which opened on September 25, 2006. In addition, we are in the process of building a full-service branch office on the St. Leon, Indiana, property, which we expect will be completed in early 2007. We also expect to open a full-service branch office on the Milan, Indiana, property in late 2007.

Item 3. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens and contracts, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The Company’s common stock, par value $0.01 per share, is traded on the Nasdaq Global Market under the symbol “UCBA.” United Community Bancorp completed its initial public offering on March 30, 2006 and commenced trading on March 31, 2006. On September 12, 2006, there were 772 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 2006. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See “Business—Regulation and Supervision–Limitation on Capital Distributions” and note 5 to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K, for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock.

Fiscal Year 2006:	High	Low	Dividends Declared
First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter*	$10.80	$10.80	N/A
Fourth Quarter	$10.87	$10.32	$0.07

*	Due to the Bank’s reorganization into a mutual holding company form and completion of the Company’s initial public offering on March 30, 2006, the third quarter information only includes the closing stock price on March 31, 2006.

The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2006.

Item 6. Selected Financial Data

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Financial Condition Data:
Total assets	$354,707	$331,505	$257,145	$267,145	$232,942
Cash and cash equivalents	15,010	76,263	6,681	15,801	8,998
Securities held-to-maturity	245	265	669	761	846
Securities available-for-sale	42,083	9,937	16,025	32,199	32,265
Mortgage-backed securities available-for-sale	34,263	28,199	40,082	60,942	18,034
Loans receivable, net	244,537	200,878	179,257	145,753	160,115
Deposits	289,807	299,379	227,939	237,924	206,862
Advances from Federal Home Loan Bank	—	—	—	328	594
Total equity	62,485	29,736	27,584	26,230	23,533

	For the Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Operating Data:
Interest income	$17,878	$13,470	$12,488	$14,011	$14,974
Interest expense	7,762	4,655	4,133	6,091	7,524

Net interest income	10,116	8,815	8,355	7,920	7,450
Provision for loan losses	120	857	120	620	—

Net interest income after provision for loan losses	9,996	7,958	8,235	7,300	7,450
Other income	1,189	1,708	1,372	2,933	1,121
Other expense	9,572	6,979	6,252	5,760	5,202

Income before income taxes	1,613	2,687	3,355	4,473	3,369
Provision for income taxes	575	642	1,199	1,658	1,353

Net income	$1,038	$2,045	$2,156	$2,815	$2,016

	At or For the Years Ended June 30,
	2006	2005	2004	2003	2002
Performance Ratios:
Return on average assets	0.31%	0.75%	0.82%	1.12%	0.90%
Return on average equity	2.53	7.02	7.99	11.42	8.90
Interest rate spread (1)	2.94	3.33	3.23	3.13	3.23
Net interest margin (2)	3.15	3.44	3.35	3.31	3.54
Noninterest expense to average assets	2.82	2.55	2.39	2.30	2.33
Efficiency ratio (3)	84.67	68.06	64.27	53.07	60.69
Average interest-earning assets to average interest-bearing liabilities	108.42	105.64	107.46	107.19	108.12
Average equity to average assets	12.07	10.64	10.31	9.46	10.14
Dividend payout ratio (4)	38.09	N/A	N/A	N/A	N/A

Capital Ratios:
Tangible capital	17.58	8.76	10.46	9.29	9.49
Core capital	17.58	8.76	10.46	9.29	9.49
Total risk-based capital	28.14	15.59	17.26	8.87	16.23

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	0.33	0.72	0.61	0.47	0.36
Allowance for loan losses as a percent of total loans	0.85	1.10	0.85	1.00	0.60
Allowance for loan losses as a percent of nonperforming loans	256.39	153.21	138.15	209.90	120.57
Net charge-offs to average outstanding loans during the period	0.12	0.07	0.03	0.07	0.05

Other Data:
Number of:
Real estate loans outstanding	2,146	2,288	2,198	2,213	2,574
Deposit accounts	19,380	18,362	18,205	18,194	18,086
Offices	5	4	4	4	4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expense divided by the sum of net interest income and other income.
(4)	Due to the timing of the Bank’s reorganization into the mutual holding company structure and the completion of the Company’s minority stock offering on March 30, 2006, this calculation is based solely on earnings subsequent to this date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and Federal Home Loan Bank borrowings. Other significant sources of pre-tax income are service charges on deposit accounts and other loan fees. In addition, in February 2003 we entered into a contract with a non-affiliated registered broker dealer, Lincoln Financial Advisors, that allows us to provide non-deposit investment products and services to our community. Fee income related to this arrangement amounted to $41,000 and $51,000 for the years ended June 30, 2006 and 2005, respectively. We also recognize income or losses from the sale of investments in years that we have such sales.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable credit losses inherent in the loan portfolio. The allowance is established through the provision for loan losses, which is charged to income. Charge-offs, if any, are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and value of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, advertising and public relations expenses and various other miscellaneous expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes and expenses for health insurance and other employee benefits. We will also recognize additional annual employee compensation expenses stemming from the adoption of new stock-based benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years.

Advertising and public relations expenses include expenses for print, radio and television advertisements, promotions, third-party marketing services and premium items.

Regulatory fees and deposit insurance premiums are primarily payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Other expenses include expenses for supplies, telephone and postage, data processing, contributions and donations, director and committee fees, insurance and surety bond premiums and other fees and expenses.

As a result of our March 2006 public stock offering, our noninterest expenses are likely to increase as a result of operating as a public company. These additional expenses will be primarily legal and accounting fees, expenses necessary to comply with the internal control over financial reporting provisions of the Sarbanes-Oxley Act and expenses related to stockholder communications and meetings.

We also expect that noninterest expenses will increase as a result of our strategy to expand our branch network. These additional expenses will be primarily salaries and employee benefits and occupancy and equipment expenses. Over time, we anticipate that we will generate sufficient income to offset the expenses related to our new facilities and new employees, but we cannot assure you that our branch expansion will increase our earnings or that it will increase our earnings within a reasonable period of time.

In addition, as a result of our contribution to the UCB Charitable Foundation, we incurred an additional operating expense that reduced net income and we recorded a loss during the third quarter of fiscal 2006, the fiscal quarter in which the foundation was established.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses and deferred income taxes.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 5 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Operating Strategy

Our mission is to operate and grow a profitable, independent community-oriented financial institution serving primarily retail customers and small businesses in our market areas. We plan to continue our strategy of:

•	expanding our branch network and upgrading our existing branches;

•	pursuing opportunities to increase and diversify our loan portfolio in our expanding market areas;

•	increasing core deposits through the expansion of our branch network and new deposit products;

•	continuing to increase our sale of non-deposit investment products and services; and

•	applying disciplined underwriting practices to maintain the high quality of our loan portfolio.

Expanding our branch network and upgrading our existing branches

Since our merger in 1999, we have opened three new branches, one of which is our permanent Aurora branch office which opened on September 25, 2006. In addition to these branches, we have acquired two more branch sites and intend to have a branch open in St. Leon, Indiana in early 2007 and one in Milan, Indiana, expected to open in late 2007. We expect the total cost of the land and construction for the new Aurora location to be approximately $1.8 million, of which approximately $1.3 million had been incurred at June 30, 2006. We have entered into an agreement to lease part of the Aurora property for $88,000 per year until March 2008, when the lessee will purchase that portion of the Aurora property for $750,000. We expect the total cost of the land and construction for the new St. Leon location to be approximately $1.0 million, of which $325,000 had been incurred at June 30, 2006. We purchased the site in Milan for a cost of $135,000 and expect the total cost, including improvements, to be approximately $750,000.

In connection with the addition of three new branches to our branch network, we expect to need to hire approximately 20 new employees to support our expanded infrastructure, 13 of whom have been hired through June 30, 2006.

The new branches have been and are expected to continue to be, funded by cash generated by our business. Consequently, we do not expect to borrow funds for these expansion projects. We may continue to upgrade our current branch facilities and may pursue further expansion in Southeastern Indiana, Northern Kentucky or Southwest Ohio in future years through de novo branching, branch acquisitions and acquisitions of other financial institutions.

Pursuing opportunities to increase and diversify our lending portfolio in our expanding market areas

In recent years we have sought to diversify our loan portfolio beyond residential mortgage loans. In particular, since June 30, 2003, our multi-family and nonresidential real estate, commercial business and construction loan portfolio has increased $71.4 million, or 185.5%, and at June 30, 2006 was 44.4% of our total loan portfolio. During this period, we have taken advantage of the significant growth in both residential and nonresidential real estate development in our market and have originated loans in other market areas. We expect to continue to expand all of our lending activities and, in particular, intend to continue to pursue the larger lending relationships associated with multi-family and nonresidential real estate and construction lending opportunities. We expect that our loan portfolio, including our multi-family and nonresidential real estate, commercial business and construction loan portfolio, will continue to increase.

Increasing core deposits through the expansion of our branch network and new deposit products

Historically, retail deposits are our primary source of funds for investing and lending. However, in recent years, we have increased our reliance on municipal deposits significantly. These municipal deposits represent tax and other revenues from the local gaming industry. Currently, our core deposits, which include all deposit account types except certificates of deposit and municipal deposits. Core deposits are generally lower cost to us than certificate of deposit accounts, and they are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2006, core deposits represented 63.5% of our total deposits. We believe that our expanding branch network and offering new deposit and savings products will contribute to increasing core deposits.

Continuing to increase noninterest income

Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and Federal Home Loan Bank borrowings. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase noninterest income. Our primary recurring source of noninterest income has been services charges on deposit products and other services. In addition, we offer non-deposit investment products through a third party registered broker-dealer, Lincoln Financial Advisors. In connection with our expanding branch network, we intend to continue to increase our sale of non-deposit investment products and expect to increase service charge income.

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio

We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative, and diligent monitoring and collection efforts. At June 30, 2006, our nonperforming loans (nonaccrual loans and accruing loans which are 90 or more days delinquent) were 0.33% of our total loan portfolio. Although we intend to continue our efforts to originate multi-family and nonresidential real estate, commercial business and construction loans after the reorganization, we intend to continue our philosophy of managing large loan exposure through our conservative approach to lending.

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, multi-family and nonresidential real estate loans and construction loans. To a lesser extent, we originate commercial and consumer loans.

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2006, these loans totaled $117.1 million, or 47.2% of total gross loans, compared to $109.3 million, or 53.2% of total loans, at June 30, 2005 and $107.6 million, or 58.9% of total loans, at June 30, 2004. The size of our one- to four-family residential loan portfolio has increased over this period as new originations outpaced payoffs during the recent refinancing boom. As a percentage of the total loan portfolio, one- to four-family residential loans have decreased as we grew other segments of the portfolio.

Multi-family and nonresidential real estate loans totaled $93.7 million and represented 37.8% of total loans at June 30, 2006, compared to $72.5 million, or 35.3% of total loans, at June 30, 2005 and $59.2 million, or 32.4% of total loans, at June 30, 2004. Our multi-family and nonresidential real estate loan portfolio increased over the period as a result of our efforts to diversify our total loan portfolio.

Construction loans totaled $11.2 million, or 4.5% of total loans, at June 30, 2006, compared to $5.9 million, or 2.9% of total loans, at June 30, 2005 and $1.2 million, or 0.6% of total loans, at June 30, 2004. Between June 30, 2005 and June 30, 2006, the portfolio increased by $5.3 million primarily as a result of increased originations of commercial construction loans. Between June 30, 2004 and June 30, 2005, the portfolio increased by $4.7 million as a result of the origination of several large construction loans.

Commercial business loans totaled $5.0 million, or 2.0% of total loans, at June 30, 2006, compared to $5.0 million, or 2.4% of total loans, at June 30, 2005 and $2.1million, or 1.1% of total loans, at June 30, 2004. Commercial business loans remained constant at $5.0 million during the year ended June 30, 2006, and increased $2.9 million, or 140.1%, in the year ended June 30, 2005 as compared to June 30, 2004 as a result of our efforts to increase our commercial business loan portfolio.

Consumer loans totaled $20.8 million, or 8.5% of total loans, at June 30, 2006, compared to $12.8 million, or 6.2% of total loans, at June 30, 2005 and $12.6 million, or 6.9% of total loans, at June 30, 2004. The growth in the consumer loan portfolio for the year ended June 30, 2006 is primarily attributable to an advertising campaign to promote such loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$117,060	47.2%	$109,325	53.2%	$107,589	58.9%	$98,990	66.9%	$113,631	69.7%
Multi-family	20,250	8.2	13,194	6.4	10,932	6.0	4,449	3.0	5,183	3.2
Total residential real estate loans	137,310	55.4	122,519	59.6	118,521	64.9	103,439	69.9	118,814	72.9
Construction	11,228	4.5	5,899	2.9	1,186	0.6	1,596	1.1	4,351	2.7
Nonresidential real estate and land	73,419	29.6	59,263	28.8	48,237	26.4	30,310	20.5	27,396	16.8
Commercial business	5,005	2.0	4,996	2.4	2,074	1.1	2,141	1.4	2,067	1.3
Consumer:
Home equity	15,872	6.4	9,205	4.5	5,256	2.9	4,441	3.0	4,364	2.7
Auto	2,587	1.1	2,161	1.1	2,837	1.6	3,039	2.1	2,977	1.8
Share loans	1,258	0.5	861	0.4	2,495	1.4	796	0.5	843	0.5
Other	1,127	0.5	610	0.3	1,975	1.1	2,227	1.5	2,123	1.3
Total consumer loans	20,844	8.5	12,837	6.3	12,563	7.0	10,503	7.1	10,307	6.3
Total loans	$247,806	100.0%	$205,514	100.0%	$182,581	100.0%	$147,989	100.0%	$162,935	100.0%

Less (Plus):
Deferred loan fees (costs)	(279)		(173)		(113)		(147)		(119)
Undisbursed portion of loans in process	1,443		2,543		1,887		899		1,965
Allowance for loan losses	2,105		2,266		1,550		1,484		974
Loans, net	$244,537		$200,878		$179,257		$145,753		$160,115

Loan Maturity

The following table sets forth certain information at June 30, 2006 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four-Family Real Estate Loans	Multi-family Real Estate Loans	Construction Loans	Non-residential Real Estate and Land Loans	Consumer and Commercial Business Loans	Total Loans
	(In thousands)
At June 30, 2006
Amounts due in:
One year or less	$6,236	$1,901	$5,294	$19,651	$20,655	$53,737
More than one to five years	46,076	8,846	3,692	40,006	3,395	102,015
More than five years	64,748	9,503	2,242	13,763	1,798	92,054

Total	$117,060	$20,250	$11,228	$73,419	$25,849	$247,806

The following table sets forth the dollar amount of all loans at June 30, 2006 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
At June 30, 2006
Residential real estate:
One- to four-family	$23,478	$93,582	$117,060
Multi-family	418	19,832	20,250
Construction	7,128	4,100	11,228
Nonresidential real estate and land	6,433	66,986	73,419
Consumer and commercial business	5,710	20,139	25,849

Total	$43,167	$204,639	$247,806

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
Total loans at beginning of period	$205,514	$182,581	$147,989
Loans originated:
Real estate mortgages	64,989	51,134	77,021
Land	5,289	3,246	5,083
Construction	10,310	6,058	3,812
Commercial business	1,936	1,890	300
Consumer	7,873	14,400	8,474
Total loans originated	90,397	76,728	94,690
Loans purchased	400	—	—
Deduct:
Loan principal repayments	46,119	51,906	55,872
Loan sales	2,386	1,889	4,226
Other repayments	—	—	—
Net loan activity	42,292	22,933	34,592
Total loans at end of period	$247,806	$205,514	$182,581

Securities. Our securities portfolio consists primarily of callable U.S. government agency bonds and U.S. government agency mortgage-backed securities. In the year ended June 30, 2006, our securities increased $38.2 million, compared to a decrease of $18.4 million for the year ended June 30, 2005 as compared to the year ended June 30, 2004. The increase for 2006 was primarily as a result of funds received in our stock conversion which are being invested in investment securities until we have the ability to redeploy them into loans. Our callable securities consist of U.S. government agency bonds which contain either a one-time call option or may be callable anytime during the life of the security.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. League intermediate term portfolio	$1,970	$1,918	$1,892	$1,863	$1,838	$1,823
Callable agency bonds	38,127	37,640	5,084	5,002	7,435	7,198
Corporate debt securities	—	—	—	—	2,810	2,860
Freddie Mac common stock	27	1,587	27	1,816	27	1,762
Corporate common stock	—	—	—	—	165	535
Municipal bonds	960	938	1,260	1,256	1,860	1,848
Mortgage-backed securities	35,736	34,263	28,595	28,199	40,872	40,082
Total	$76,820	$76,346	$36,858	$38,136	$55,007	$56,108
Securities held-to-maturity:
Municipal bonds	$245	$245	$265	$265	$669	$669

At June 30, 2006, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our stockholders’ equity at June 30, 2006.

The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2006. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis as the amount would be immaterial. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. League intermediate term portfolio	$1,918	3.29%	$—	—%	$—	—%	$—	—%	$1,918	3.29%
Callable agency bonds	23,549	4.75	12,005	4.45	2,086	3.88	—	—	37,640	4.61
Freddie Mac common stock	1,587	2.89							1,587	2.89
Municipal bonds	261	2.70	677	2.88	—	—	—	—	938	2.83
Mortgage-backed securities	—	—	—	—	17,524	4.80	16,739	3.65	34,263	4.26
Total	$27,315		$12,682		$19,610		$16,739		$76,346

Securities held-to-maturity:
Municipal bonds	$—	—	$—	—	$245	5.57	$—	—	$245	5.57

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. However in recent years, we have increased our municipal deposits significantly. During the year ended June 30, 2006, our deposits decreased by $9.6 million, or 3.2%, primarily as a result of reductions in municipal deposits. During fiscal 2006, our municipal deposits decreased as a result of municipal withdrawals exceeding municipal deposits. During the year ended June 30, 2005, our deposits increased by $71.4 million, or 31.3%, primarily as a result of increased municipal deposits which exceeded the decrease in certificates of deposit. The increase in municipal deposits is primarily attributable to $60.0 million in deposits received from a local municipality.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2006		2005		2004
	(In thousands)
NOW accounts	$74,749		$138,742		$48,941
Passbook accounts	49,549		47,294		56,845
Money market deposit accounts	59,846		8,729		6,784
Certificates of deposit	105,663		104,614		115,369

Total	$289,807	(1)(4)	$299,379	(2)(4)	$227,939	(3)(4)

(1)	Includes $138.7 million in municipal deposits.
(2)	Includes $147.9 million in municipal deposits.
(3)	Includes $82.5 million in municipal deposits.
(4)	No investments are pledged to secure the municipal deposits. The municipal deposits are insured by the Public Deposit Insurance Fund administered by the Indiana Board for Depositories.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2006. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2006.

Maturity Period	Certificates of Deposit
(In thousands)
At June 30, 2006
Three months or less	$11,965
Over three through six months	6,734
Over six through twelve months	11,070
Over twelve months	22,607

Total	$52,376

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2006	2005	2004
	(In thousands)
0.00 - 1.00%	$41	$867	$1,848
1.01 - 2.00%	978	13,739	58,115
2.01 - 3.00%	19,905	60,849	38,357
3.01 - 4.00%	23,729	20,938	9,561
4.01 - 5.00%	48,002	6,648	1,200
5.01 - 6.00%	12,822	377	4,086
6.01 - 7.00%	186	283	899
Over 7.00%	—	913	1,303

Total	$105,663	$104,614	$115,369

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2006.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Deposit Accounts
	(Dollars in thousands)
0.00 – 1.00%	$25	$16	$—	$—	$—	$41	0.01%
1.01 – 2.00%	542	427	9	—	—	978	0.34
2.01 – 3.00%	18,739	987	177	—	2	19,905	6.87
3.01 – 4.00%	18,402	3,944	1,111	271	1	23,729	8.19
4.01 – 5.00%	26,123	14,318	3,746	2,830	985	48,002	16.56
5.01 – 6.00%	3,832	5,005	945	39	3,001	12,822	4.43
6.01 – 7.00%	56	6	6	—	118	186	0.06
Over 7.00%	—	—	—	—	—	—	—

Total	$67,719	$24,703	$5,994	$3,140	$4,107	$105,663	36.46%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
Beginning balance	$299,379	$227,939	$237,924
Increase (decrease) before interest credited	(17,293)	66,854	(14,099)
Interest credited	7,721	4,586	4,114
Net increase (decrease) in deposits	(9,572)	71,440	(9,985)

Ending balance	$289,807	$299,379	$227,939

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Indianapolis to supplement our supply of funds for loans and investments.

	Year Ended June 30,
	2006		2005	2004
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$—		$10,250	$328
Average advances outstanding during the period:
FHLB advances	$—		$2,979	$246
Weighted average interest rate during the period:
FHLB advances	(a	)	2.39%	6.86%
Balance outstanding at end of period:
FHLB advances	$—		$—	$—
Weighted average interest rate at end of period:
FHLB advances	(a	)	—%	—%

(a)	FHLB advances were paid off by the end of each month during the year ended June 30, 2006.

Results of Operations for the Years Ended June 30, 2006, 2005 and 2004

Overview.

	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in thousands)
Net income	$1,038	$2,045	$2,156	(49.2)%	(5.1)%
Return on average assets	0.31%	0.75%	0.82%	(58.7)	(8.5)
Return on average equity	2.53%	7.02%	7.99%	(64.0)	(12.1)
Average equity to average assets	12.07%	10.64%	10.31%	13.4	3.2

2006 v. 2005. Net income decreased $1.0 million, or 49.2%, for the year ended June 30, 2006 compared to the year ended June 30, 2005. Net interest income increased by $1.3 million and provision for loan losses decreased by $737,000 offset by a $1.9 million expense to establish the UCB Charitable Foundation, a $519,000 decrease in non-interest income and increases in compensation, benefits and occupancy expenses.

2005 v. 2004. Net income decreased $111,000, or 5.1%, for the year ended June 30, 2005 compared to the year ended June 30, 2004. Net interest income increased and was offset by the increase in provision for loan losses from $120,000 in 2004 to $857,000 in 2005.

Net Interest Income.

2006 v. 2005. Net interest income increased by $1.3 million, or 14.8%, to $10.1 million in the year ended June 30, 2006. Total interest income increased by $4.4 million, or 32.7%, to $17.9 million for the year ended June 30, 2006 from the year ended June 30, 2005, due to an increase in the average balance of total interest earning assets of $65.1 million combined with an increase in the average yield on total interest earning assets from 5.25% to 5.56%. Interest income on loans increased $2.5 million, or 21.7%, to $14.0 million between the periods primarily due to the combined impact of an increase in the average balance of loans of $31.2 million to $219.9 million and an increase in average yields from 6.10% in 2005 to 6.37% in 2006. Interest income on securities increased $1.9 million, or 97.0%, to $3.9 million between the periods primarily due to the combined impact of an increase in average balance of investment securities and other interest earning assets of $33.9 million to $78.4 million and an increase in average yields from 3.03% in 2005 to 3.71% in 2006.

Total interest expense increased $3.1 million, or 66.7%, to $7.7 million for the year ended June 30, 2006, due primarily to a 69 basis point increase in average deposit costs from 1.91% to 2.60% and a $56.8 million increase in average balances of interest-bearing liabilities. The increase in average balance was caused by significant increases in municipal deposits in mid-2005. The increases in the average yield on loans and investments and in the average rates paid on interest-bearing deposits is primarily the result of an increase in market interest rates.

2005 v. 2004. Net interest income increased by $461,000, or 5.5%, to $8.8 million in the year ended June 30, 2005. Total interest income increased $983,000, or 7.9%, to $13.5 million for the year ended June 30, 2005, as interest income on loans increased while interest income on securities decreased and interest income on other assets increased. Interest income on loans increased 18.1% to $11.5 million between the periods due to an increase in average balances while average yields remained nearly the same. Interest income on securities decreased 28.6% to $2.0 million between the periods due to a decrease in average yield and a decrease in average balance as funds were deployed into the loan portfolio.

Total interest expense increased $523,000, or 12.7%, to $4.7 million for the year ended June 30, 2005, due primarily to a 14 basis point increase in average costs and a $10.9 million increase in average balances. The increase in average balances was caused by a $15.1 million increase in municipal deposits offset by a $9.3 million decrease in certificates of deposit.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Year Ended June 30,
	2006			2005			2004
	(Dollars in Thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$219,925	$14,008	6.37%	$188,735	$11,507	6.10%	$159,524	$9,740	6.11%
Investment securities	78,407	2,905	3.71	49,041	1,484	3.03	81,279	2,643	3.25
Other interest-earning assets	23,142	965	4.17	18,614	480	3.77	8,258	105	1.27

Total interest-earning assets	321,474	17,878	5.56	256,390	13,471	5.25	249,061	$12,488	5.01

Noninterest-earning assets	18,174			17,345			12,513

Total assets	$339,648			$273,735			$261,574

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$147,452	3,601	2.44	$71,541	1,078	1.51	$56,473	440	0.78
Passbook accounts	44,986	711	1.58	57,957	774	1.34	55,443	468	0.84
Certificates of deposit	104,062	3,409	3.28	110,232	2,734	2.48	119,607	3,207	2.68

Total interest-bearing deposits	296,500	7,721	2.60	239,730	4,586	1.91	231,523	4,115	1.78
FHLB advances	—	41	(a )	2,979	70	2.35	246	19	7.72

Total interest-bearing liabilities	296,500	7,762	2.62	242,709	4,656	1.92	231,769	4,134	1.78

Noninterest-bearing liabilities	2,148			1,896			2,835

Total liabilities	298,648			244,605			234,604
Total stockholders’ equity	$41,000			$29,130			$26,970

Total liabilities and stockholders’ Equity	$339,648			$273,735			$261,574

Net interest income		$10,116			$8,815			$8,354

Interest rate spread			2.94%			3.33%			3.23%
Net interest margin			3.15%			3.44%			3.35%
Average interest-earning assets to Average interest-bearing liabilities			108.42%			105.64%			107.46%

(a)	FHLB advances were paid off by the end of each month during the year ended June 30, 2006.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Year Ended June 30, 2006 Compared to 2005			Year Ended June 30, 2005 Compared to 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest and dividend income:
Loans	$2,417	$84	$2,501	$1,781	$(14)	$1,767
Investment securities	1,224	198	1,422	(986)	(174)	(1,160)
Other interest-earning assets	467	18	485	206	169	375
Total interest-earning assets	4,108	300	4,408	1,001	(19)	982
Interest expense:
Deposits	2,742	394	3,136	148	322	470
FHLB advances	(29)	—	(29)	54	(3)	51
Total interest-bearing liabilities	2,713	394	3,107	202	319	521

Net change in net interest income	$1,395	$(94)	$1,301	$799	$(338)	$461

Provision for Loan Losses.

2006 v. 2005. The provision for loan losses was $120,000 in 2006 compared to $857,000 in 2005. The provision for loan losses decreased in 2006 compared to 2005 primarily as a result of a decrease in nonaccrual nonresidential real estate and land loans from $532,000 at June 30, 2005 to $183,000 at June 30, 2006, combined with a decrease in nonaccrual consumer and other loans from $350,000 at June 30, 2005 to $36,000 at June 30, 2006. As a result of these decreases and our collection efforts total nonperforming loans decreased from $1.5 million at June 30, 2005 to $821,000 at June 30, 2006.

2005 v. 2004. The provision for loan losses was $857,000 in 2005 compared to $120,000 in 2004. The provision for loan losses increased in 2005 primarily as a result of increases in the portfolios of nonresidential real estate and land loans, multi-family loans, construction loans, commercial business loans and consumer loans, all of which are generally considered to have greater inherent risk of loss than one- to four-family mortgage loans. As a result of the increases in these portfolios, one- to four-family mortgage loans to as a percentage of total loans decreased. Nonperforming loans also increased from $1.1 million at June 30, 2004 to $1.5 million at June 30, 2005, due to increases in non-performing nonresidential real estate and land loans (primarily two nonresidential real estate loans) and in consumer and other loans (primarily three commercial loans).

An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Other Income. The following table shows the components of other income for the years ended June 30, 2006, 2005 and 2004.

	2006	2005	2004
	(Dollars in thousands)
Service charges	$915	$795	$742
Gain on sale loans	40	44	90
Gain (loss) on sale of investments	(286)	312	120
Income from Bank Owned Life Insurance	225	222	248
Other	295	335	172

Total	$1,189	$1,708	$1,372

During the year ended June 30, 2006, total other income decreased $519,000, or 30.4%, due primarily to a $286,000 loss on sale of investments in 2006 compared to a gain on sale of investments of $312,000 and a decrease in other income of $40,000, partially offset by an increase in service charges of $120,000. The increase in service charges was primarily the result of an overall increase in the number of deposit accounts.

Other Expense. The following table shows the components of other expense and the percentage changes for the years ended June 30, 2006, 2005 and 2004.

	2006	2005	2004	% Change 2006/2005	% Change 2005/2004
	(Dollars in thousands)
Compensation and employee benefits	$4,461	$4,236	$3,834	5.3%	10.5%
Premises and occupancy expense	1,010	1,010	974	—	3.7
Deposit insurance premium	36	33	36	9.1	(8.3)
Advertising expense	311	258	178	20.5	44.9
Data processing expense	289	277	249	4.3	11.2
ATM service fees	319	260	205	22.7	26.8
Charitable contributions	1,878	12	—	15,550.0	N/A
Other operating expenses	1,268	893	776	42.0	15.1

Total	$9,572	$6,979	$6,252	37.2%	11.6%

2006 v. 2005. In the year ended June 30, 2006, other expenses increased by 37.2%, to $9.6 million, due primarily due to a $1.9 million contribution to the UCB Charitable Foundation in connection with the Bank’s reorganization into the mutual holding company structure, and increases in compensation and employee benefits, advertising expense, data processing expense, ATM service fees and other operating expense. The increase in other operating expenses includes approximately $225,000 in increased professional fees and expenses associated with the reorganization and being a public company. The increase in salaries and employee benefits is a result of the increase in the number of employees to staff our new Aurora and proposed St. Leon branches, and to accommodate an increase in the volume of deposit and lending relationships and due to higher compensation costs resulting from increased competition in the labor market.

2005 v. 2004. In the year ended June 30, 2005, other expenses increased by 11.6%, to $7.0 million, due primarily to increases in compensation and employee benefits, premises and occupancy expense, advertising expense, data processing expense, ATM service fees and other operating expense. The largest increase was in salaries and employee benefits as a result of the increase in the number of employees due to our branch expansion and due to higher compensation costs resulting from increased competition in the labor market.

Income Taxes.

2006 v. 2005. Income tax expense for the year ended June 30, 2006 was $575,000 as compared to $642,000 for the year ended June 30, 2005 due to a decrease in pre-tax earnings from $2.7 million to $1.6 million, the impact of which was partially offset by the absence of the 2005 Historic Tax Credit on our main office building which did not recur in 2006.

2005 v. 2004. Income tax expense for the year ended June 30, 2005 was $642,000 compared to $1.2 million for the year ended June 30, 2004. Income taxes decreased due to the decrease in income before taxes and the utilization of an Historic Tax Credit on our main office building.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. This strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late charge notice is generated and sent to the borrower and phone calls are made. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If no successful workout can be achieved, after a loan becomes 90 days delinquent, we may commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management reports to the Board of Directors monthly regarding the amount of loans delinquent more than 30 days, all loans in foreclosure, all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is initially recorded at the lower of its cost, or market, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$602	$597	$891	$648	$517
Nonresidential real estate and land	183	532	159	—	—
Consumer and other loans	36	350	72	44	66

Total	821	1,479	1,122	692	583
Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	—	—	—	15	224
Nonresidential real estate and land	—	—	—	—	—

Total	—	—	—	15	224
Total of nonaccrual loans and accruing loans 90 days or more past due	821	1,479	1,122	707	807
Real estate owned	151	80	80	—	—
Other nonperforming assets	—	—	165	165	150

Total nonperforming assets	$972	$1,559	$1,367	$872	$957

Total nonperforming loans to total loans	0.33%	0.72%	0.61%	0.47%	0.36%
Total nonperforming loans to total assets	0.23	0.45	0.44	0.26	0.35
Total nonperforming assets to total assets	0.27	0.47	0.53	0.33	0.41

Interest income that would have been recorded for the year ended June 30, 2006 had nonaccruing loans been current according to their original terms was, in each case, not material. No interest related to nonaccrual loans was included in interest income for the year ended June 30, 2006.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention or substandard, we account for those classifications when establishing a general allowance for loan losses. If we classify an asset as doubtful, we allocate an amount equal to 50% of the portion of the asset classified doubtful. If we classify an asset as loss, we allocate an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2006	2005
	(In thousands)
Special mention assets	$4,911	$1,353
Substandard assets	3,509	3,976
Doubtful assets	1	13
Loss assets	165	280

Total classified assets	$8,586	$5,622

Other than disclosed in the above tables, there are no other loans at June 30, 2006 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. The increase in special mention assets is due to the addition of $4.9 million of loans that have a debt service coverage ratio of less than 1.0, all of which loans were current at June 30, 2006.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2006		2005		2004
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Residential real estate:
One- to four-family	$1,603	$901	$983	$860	$695	$399
Multi-family	—	—	66	—	—	—
Nonresidential real estate and land	30	95	168	15	736	129
Consumer and other loans	120	36	704	49	124	73

Total	$1,753	$1,032	$1,921	$924	$1,555	$601

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The recommendations for increases or decreases to the allowance are presented by management to the Board of Directors.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Identified Problem Loans. We establish an allowance on certain identified problem loans based on such factors as: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not delinquent to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.

As a result of our systematic analysis of the adequacy of the allowance for loan losses, the loss factors we presently use to determine the reserve level were updated in 2005 based on various risk factors such as trends in underperforming loans, trends and concentrations in loans and loan volume, economic trends in our market area, particularly the impact of the gaming and tourism industry on the economy of our market area, the effect of which has become significant in recent periods. In order to reflect trends in the composition of our loan portfolio and in our recent historical loan loss experience, we increased the allowance percentage on certain loan categories which demonstrated a higher risk of loss and decreased the allowance percentage on certain loan categories which demonstrated a lower risk of loss. The update to the allowance percentages resulted in a decrease in the amount of the allowance allocated to loans secured by one- to four-family residential properties and an increase in the amount of the allowance allocated to loans secured by multi-family real estate, nonresidential real estate and loans, commercial business loans and consumer loans.

We also identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired.

At June 30, 2006, our allowance for loan losses represented 0.85% of total gross loans and 256.39% of nonperforming loans. The allowance for loan losses decreased $161,000 to $2.1 million at June 30, 2006 from $2.3 million at June 30, 2005 due to the provision for loan losses of $120,000, partially offset by net charge-offs of $281,000. The provision for loan losses in 2006 reflects a decrease in nonaccrual real estate and land loans from $532,000 at June 30, 2005 to $183,000 at June 30, 2006, combined with a decrease in nonaccrual consumer and other loans from $350,000 at June 30, 2005 to $36,000 at June 30, 2006. The allowance for loan losses decreased due to the combined effect of decreases in assets classified Substandard, Doubtful and Loss from $4.3 million at June 30, 2005 to $3.7 million at June 30, 2006 and reductions in nonperforming loans from $1.5 million at June 30, 2005 to $821,000 at June 30, 2006.

At June 30, 2005, our allowance for loan losses represented 1.10% of total gross loans and 153.2% of nonperforming loans. The allowance for loan losses increased $716,000 to $2.3 million at June 30, 2005 from $1.6 million at June 30, 2004 due to the provision for loan losses of $857,000, partially offset by net charge-offs of $121,000. The provision for loan losses in 2005 primarily reflects the application of the updated allowance factor percentages to the increases in the portfolios of nonresidential real estate and land loans, commercial business loans, construction loans and multi-family real estate loans, all of which have an inherently higher risk of loss compared to one- to four-family mortgage loans.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2006			2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate	$484	23.0%	55.4%	$841	37.1%	59.6%	$996	64.26%	64.9%
Nonresidential real estate and land	1,361	64.6	29.6	1,102	48.6	28.8	344	22.19	26.4
Commercial	14	0.7	2.0	52	2.3	2.4	22	1.42	1.1
Consumer	246	11.7	8.5	271	12.0	6.3	188	12.13	7.0
Construction	—	—	4.5	—	—	2.9	—	—	0.6

Total allowance for loan losses	$2,105	100.0%	100.0%	$2,266	100.0%	100.0%	$1,550	100.00%	100.0%

Total loans	$247,806			$205,514			$182,581

	At June 30,
	2003			2002
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Residential real estate	$997	67.2%	69.9%	$532	54.6%	72.9%
Nonresidential real estate and land	274	18.5	20.5	246	25.3	16.8
Commercial	21	1.4	1.4	21	2.2	1.3
Consumer	192	12.9	7.1	175	17.9	6.3
Construction	—	—	1.1	—	—	2.7

Total allowance for loan losses	$1,484	100.0%	100.0%	$974	100.0%	100.0%

Total loans	$147,989			$162,935

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that the Office of Thrift Supervision, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. The Office of Thrift Supervision may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance at beginning of period	$2,266	$1,550	$1,484	$974	$1,052
Provision for loan losses	120	857	120	620	—
Charge-offs:
Real estate	18	47	42	71	30
Nonresidential real estate and land	—	1	—	—	76
Consumer and other loans	271	128	34	42	31

Total charge-offs	289	176	76	113	137

Recoveries:
Real estate	—	—	14	—	25
Consumer and other loans	8	35	8	3	34

Total recoveries	8	35	22	3	59

Net charge-offs	(281)	(141)	(54)	(110)	(78)

Allowance at end of period	$2,105	$2,266	$1,550	$1,484	$974

Allowance to nonperforming loans	256.39%	153.21%	138.15	209.90%	120.57
Allowance to total loans outstanding at the end of the period	0.85%	1.10%	0.85%	1.00%	0.60%
Net charge-offs to average loans outstanding during the period	0.12%	0.07%	0.03%	0.07%	0.05%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and generally selling in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one- to four-family residential real estate loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, which includes members of management and Board members, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income and net income.

Net Portfolio Value Analysis. We use a net portfolio value analyses prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$62,869	$(15,649)	(20)%	17.76%	(340)
200	68,512	(10,006)	(13)	19.04	(213)
100	73,741	(4,778)	(6)	20.17	(100)
0	78,519	—	—	21.17	—
(100)	82,884	4,366	6	22.04	87
(200)	86,431	7,913	10	22.72	155

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $15.0 million at June 30, 2006. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $575,000 at June 30, 2006. Total securities classified as available-for-sale were $76.3 million at June 30, 2006. In addition, at June 30, 2006, we had the ability to borrow a total of approximately $85.0 million from the Federal Home Loan Bank of Indianapolis.

At June 30, 2006, we had $23.5 million in loan commitments outstanding consisting of $6.5 million in mortgage loan commitments, $14.5 million in unused home equity lines of credit and $2.5 million in commercial lines of credit. At June 30, 2006, we also had $3.4 million of letters of credit outstanding. Certificates of deposit due within one year of June 30, 2006 totaled $67.7 million. This represented 64.1% of certificates of deposit at June 30, 2006. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2006.

		Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
At June 30, 2006
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	113	67	46	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—
Total	$113	$67	$46	$—	$—

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
Investing activities:
Loans disbursed or closed	$(90,397)	$(76,728)	$(94,690)
Loan principal repayments	46,119	51,906	55,872
Proceeds from maturities and principal repayments of securities	31,010	11,711	26,233
Proceeds from sales of securities available-for-sale	8,973	6,911	18,760
Purchases of securities	(80,311)	(128)	(9,855)
Financing activities:
Increase (decrease) in deposits	(9,572)	71,440	(9,969)
Net proceeds from issuance of common stock	33,133	—	—
Dividends paid to stockholders	(267)	—	—
Increase (decrease) in FHLB advances	—	—	(329)

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 15 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

The capital from the March 2006 stock offering increased our consolidated equity by $30.5 million. The capital from the offering significantly increased our liquidity and capital resources. Over time, our initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan or, with prior regulatory approval, when extraordinary circumstances exist.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 13 of the notes to the consolidated financial statements. We currently have no plans to engage in hedging activities in the future.

For the years ended June 30, 2006 and June 30, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes the accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement eliminates the ability to account for share-based compensation transactions, including stock option grants, using the intrinsic value method and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. The pronouncement is effective for non-accelerated filers in fiscal years beginning on or after December 15, 2005, with early application allowed. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes and to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. Retroactive application is defined as the application of the accounting change to prior accounting periods as if the principle had always been utilized. Restatement is also defined as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. This statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company does not expect the adoption of FIN 48 to have a material effect on its consolidated financial statements.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this prospectus have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Interest Rate Risk” in Item 7 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered

Public Accounting Firm

To the Board of Directors of

United Community Bancorp and Subsidiary:

We have audited the consolidated balance sheets of United Community Bancorp and Subsidiary as of June 30, 2006 and 2005 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Bancorp and Subsidiary as of June 30, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

September 8, 2006

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2006 and 2005

(In thousands, except shares)

	2006	2005
Assets
Cash and cash equivalents	$15,010	$76,263
Investment securities:
Securities available for sale - at estimated market value	42,083	9,937
Securities held to maturity - at amortized cost (market approximates cost)	245	265
Mortgage-backed securities available for sale - at estimated market value	34,263	28,199
Loans receivable, net	244,537	200,878
Federal Home Loan Bank stock, at cost	1,687	1,687
Accrued interest receivable:
Loans	1,358	1,083
Investments and mortgage-backed securities	581	371
Property and equipment, net	5,427	5,222
Other real estate owned, net	151	65
Cash surrender value of life insurance policies	6,124	5,899
Deferred income taxes	1,964	619
Prepaid expenses and other assets	1,277	1,017

Total assets	$354,707	$331,505

Liabilities and Stockholders’ Equity
Deposits	$289,807	$299,379
Accrued interest on deposits	114	62
Advances from borrowers for payment of insurance and taxes	149	273
Accrued expenses and other liabilities	2,152	2,055

Total liabilities	292,222	301,769

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and outstanding at June 30, 2006	36	—
Additional paid-in capital	36,415	—
Retained earnings	29,636	28,965
Less unearned ESOP shares	(3,318)	—
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income tax	(284)	771

Total stockholders’ equity	62,485	29,736

Total liabilities and stockholders’ equity	$354,707	$331,505

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Income

Years ended June 30, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005		2004
Interest income:
Loans	$14,008		$11,507		$9,740
Investments and mortgage - backed securities	3,870		1,964		2,748

Total interest income	17,878		13,471		12,488

Interest expense:
Deposits	7,721		4,586		4,114
Borrowed funds	41		70		19

Total interest expense	7,762		4,656		4,133

Net interest income	10,116		8,815		8,355
Provision for loan losses	120		857		120

Net interest income after provision for loan losses	9,996		7,958		8,235

Other income (loss):
Service charges	915		795		742
Gain on sale of loans	40		44		90
Gain (loss) on sale of investments	(286)		312		120
Income from Bank Owned Life Insurance	225		222		248
Other	295		335		172

Total other income	1,189		1,708		1,372

Other expense:
Compensation and employee benefits	4,461		4,236		3,834
Premises and occupancy expense	1,010		1,010		974
Deposit insurance premium	36		33		36
Advertising expense	311		258		178
Data processing expense	289		277		249
ATM service fees	319		260		205
Charitable contributions	1,878		12		—
Other operating expenses	1,268		893		776

Total other expense	9,572		6,979		6,252

Income before income taxes	1,613		2,687		3,355

Provision for income taxes:
Federal	425		495		926
State	150		147		273

	575		642		1,199

Net income	$1,038		$2,045		$2,156

Basic and diluted earnings per share (1)	$0.09	$	N/A	$	N/A

(1)	Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the initial public offering on March 30, 2006, earnings per share for 2006 is based solely on earnings subsequent to this date. For the 2005 and 2004 periods, no shares of common stock were outstanding.

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

Years ended June 30, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Net income	$1,038	$2,045	$2,156
Other comprehensive income (loss), net of tax Unrealized gain (loss) on available for sale securities during the period	(1,244)	313	(723)
Less reclassification adjustment for (gains) losses on available for sale securities included in income	189	(206)	(79)

Total comprehensive income (loss)	$(17)	$2,152	$1,354

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unrealized Gain (Loss) on Securities Available for Sale	Total
Balance at June 30, 2003	$—	$—	$24,764	$—	$1,466	$26,230
Net income - June 30, 2004	—	—	2,156	—	—	2,156
Net change during the year, net of deferred taxes of $ (526)	—	—	—	—	(802)	(802)

Balance at June 30, 2004	—	—	26,920	—	664	27,584
Net income - June 30, 2005	—	—	2,045	—	—	2,045
Net change during the year, net of deferred taxes of $ 70	—	—	—	—	107	107

Balance at June 30, 2005	—	—	28,965	$—	771	29,736
Issuance of common stock	36	36,415	—	—	—	36,451
Capitalization of mutual holding company	—	—	(100)	—	—	(100)
Purchase of ESOP shares	—	—	—	(3,318)	—	(3,318)
Net income - June 30, 2006	—	—	1,038	—	—	1,038
Cash dividends of $0.07 per share	—	—	(267)	—	—	(267)
Net change during the year, net of deferred taxes of $ (692)	—	—	—	—	(1,055)	(1,055)

Balance at June 30, 2006	$36	$36,415	$29,636	$(3,318)	$(284)	$62,485

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended June 30,

(In thousands)

	2006	2005	2004
Operating activities:
Net income	$1,038	$2,045	$2,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	433	417	257
Provision for loan losses	120	857	120
Deferred loan origination fees (costs)	(106)	(74)	35
Amortization of premium and discounts on investments	101	300	674
Proceeds from sale of loans	2,405	1,916	4,278
Loans disbursed for sale in the secondary market	(2,386)	(1,889)	(4,226)
Gain on sale of loans	(40)	(44)	(90)
Loss (gain) on sale of investments	286	(312)	(120)
Gain on sale of other real estate owned	(31)	—	—
Deferred income taxes	(652)	(426)	(201)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(485)	(218)	166
Prepaid expenses and other assets	(260)	(118)	(2)
Accrued interest on deposits	52	(53)	(174)
Income taxes payable	(298)	218	(291)
Accrued expenses and other	395	438	(87)

Net cash provided by operating activities	572	3,057	2,495

Investing activities:
Proceeds from maturity of available for sale investment securities	18,300	—	6,186
Proceeds from maturity of held to maturity investment securities	20	408	94
Proceeds from repayment of mortgage-backed securities available for sale	12,690	11,303	19,953
Proceeds from sale of other real estate owned	320	—	300
Proceeds from sale of available for sale investment securities	8,973	6,911	18,760
Purchases of mortgage-backed securities available for sale	(29,433)	—	(5,710)
Purchases of available for sale investment securities	(50,878)	(58)	(4,037)
Purchase of Federal Home Loan Bank stock	—	(70)	(108)
Net (increase) decrease in loans	(44,027)	(22,372)	(33,701)
Increase in cash surrender value of life insurance	(225)	(222)	(248)
Capital expenditures	(635)	(981)	(2,779)

Net cash used by investing activities	(84,895)	(5,081)	(1,290)

Financing activities:
Net increase (decrease) in deposits	(9,572)	71,440	(9,969)
Net decrease in advances from FHLB	—	—	(329)
Proceeds from stock issuance, net of conversion costs	33,133	—	—
Capitalization of mutual holding company	(100)	—	—
Dividends paid to stockholders	(267)	—	—
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	(124)	166	(27)

Net cash (used) provided by financing activities	23,070	71,606	(10,325)

Net increase (decrease) in cash and cash equivalents	(61,253)	69,582	(9,120)
Cash and cash equivalents at beginning of year	76,263	6,681	15,801

Cash and cash equivalents at end of year	$15,010	76,263	6,681

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Community Bancorp (the “Company”) is a Federally-chartered corporation, which was organized to be the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006 (NOTE 2). Financial statements prior to the reorganization were the financial statements of the Bank. United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. United Community MHC owns 55% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, United Community MHC was capitalized with $100,000 in cash from the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in South Eastern Indiana.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements are recorded in the allowance for loan losses and deferred income taxes. Actual results could differ significantly from those estimates.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS – For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits in other financial institutions with original maturities of less than ninety days. FHLB deposits included in cash and cash equivalents approximated $11,537,000 and $68,500,000 at june 30, 2006 and 2005, respectively.

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with Statement of Financial Accounting Standards (“SFAS”) No., 115, “Accounting for Certain Investments in Debt and Equity Securities”. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank had no trading securities at June 30, 2006 and 2005. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

Securities are recorded net of applicable premium or discount with the premium or discount being amortized on the interest method over the estimated average life of the investment.

The Bank designates its investments in U. S. League Intermediate-Term Portfolio, Federal Home Loan Mortgage Corporation Common Stock and certain mortgage-backed securities as available for sale.

Gains and losses realized on the sale of investment securities are accounted for on the trade date using the specific identification method.

LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans held for sale are recorded at lower of cost or market determined in the aggregate. The Bank had no loans designated as held for sale at June 30, 2006 and 2005.

The Bank defers all loan origination fees, net of certain direct loan origination costs, and amortizes them over the contractual life of the loan as an adjustment of yield in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

The Bank retains the servicing on loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates. These rates can differ from the loan’s contractual interest rate resulting in a “yield differential”. In addition to previously deferred loan origination fees and cash gains, gains on sale of loans can represent the present value of the future yield differential less normal servicing fees, capitalized over the estimated life of the loans sold. Normal servicing fees are determined by reference to the stipulated minimum servicing fee set forth by the government agencies to whom the loans are sold. Such servicing fees are amortized to operations over the life of the loans using the interest method. If prepayments are higher than expected, an immediate charge to operations is made. If prepayments are lower than original estimates, then the related adjustments are made prospectively.

The mortgage servicing rights recorded by the Company are segregated into pools for valuation purposes using as pooling criteria the loan term and coupon rate in accordance with SFAS No., 140,

“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of the future earnings that a purchaser could expect to realize from each portfolio. Earnings are projected from a variety of sources including loan-servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income and costs to service the loans. The present value of future earnings is the “economic” value for the pool.

The allowance for loan and real estate losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks such as amount of loan, type of loan, concentrations, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank’s control.

The Bank’s internal asset review committee reviews each loan with three or more delinquent payments, and each loan ninety days or more past due, and decides on whether the circumstances involved give reason to place the loan on non-accrual status. The Board of Directors reviews this information as determined by the internal asset review committee each month. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal. While a loan is classified as non-accrual, interest income is generally recognized on a cash basis.

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Bank’s investment in multi-family and nonresidential loans, such loans are collateral dependent and, as a practical expedient, are carried at the lower of cost or fair value. Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment at that time.

CONCENTRATION OF CREDIT RISK - The Bank grants primarily residential loans to customers in local counties in South Eastern Indiana. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the local economy.

Management may, at times, maintain deposit accounts with financial institutions in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

OTHER REAL ESTATE OWNED - Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure. Holding costs are expensed when incurred. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

PROPERTY AND EQUIPMENT - Property and equipment is carried at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Land improvements	7 –15 years
Buildings	15 –39 years
Furniture and equipment	3 – 10 years

Significant renewals and betterments are charged to the property and equipment account. Maintenance and repairs are charged to operations in the period incurred.

INCOME TAXES – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible or taxable temporary differences or carry forward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carry forward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

The Company’s principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for deferred loan origination fees, Federal Home Loan Bank stock dividends, certain components of deferred compensation and post-retirement expense and book and tax bad debt deductions. Additional temporary differences result from depreciation expense computed utilizing accelerated methods for tax purposes, and for limitations on annual deductions related to charitable contributions to the UCB Charitable Foundation (NOTE 2).

EMPLOYEE STOCK OWNERSHIP PLAN - The Company accounts for the United Community Bank Employee Stock Ownership Plan (“ESOP”) in accordance with AICPA Statement of Position (SOP) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. In accordance with SOP 93-6, ESOP shares pledged as collateral are reported as unearned ESOP shares in stockholders’ equity. As shares are committed to be released from collateral, the Bank will record compensation expense equal to the current market price of the shares. To the extent that the fair value of the ESOP shares differs from the cost of such charges, the difference will be credited to stockholders’ equity as additional paid-in capital. Additionally, the shares will become outstanding for basic net income per share computations. As of June 30, 2006, no shares have been committed to be released from collateral.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is based on the weighted average number of common shares actually outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.

Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on March 30, 2006, earnings per share for 2006 is based solely on earnings subsequent to that date. For the 2005 and 2004 periods, there were no shares of common stock outstanding.

The weighted average shares outstanding for the period March 30, 2006 through June 30, 2006 totaled 8,132,212 for both basic and diluted EPS purposes. Net income for the same period was $701,000.

COMPREHENSIVE INCOME – The Company presents in the consolidated statement of comprehensive income those amounts from transactions and other events which currently are excluded from the consolidated statement of income and are recorded directly to stockholders’ equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS – SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate the value. For financial instruments where quoted market prices are not available, fair values are estimated using present value or other valuation methods.

The following methods and assumptions are used in estimating the fair values of financial instruments:

Cash and cash equivalents

The carrying values presented in the consolidated statements of position approximate fair value.

Investments and mortgage-backed securities

For investment securities (debt instruments) and mortgage-backed securities, fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.

Loans receivable

The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial characteristics. Loans are segregated by types, such as residential mortgage, commercial real estate, and consumer. Each loan category is further segmented into fixed and adjustable rate interest, terms, and by performing and non-performing categories.

The fair value of performing loans, except residential mortgage loans, is calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value for significant non-performing loans is based on recent internal or external appraisals. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined by using available market information.

Federal Home Loan Bank stock

The carrying values presented in the consolidated statements of position approximate fair value.

Deposits

The fair value of passbook accounts, NOW accounts, and money market savings and demand deposits approximates their carrying values. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar maturities.

Off-balance sheet items

Carrying value is a reasonable estimate of fair value. These instruments are generally variable rate or short-term in nature, with minimal fees charged.

ADVERTISING - The Bank expenses advertising costs as incurred. Advertising costs consist primarily of television, radio, newspaper and billboard advertising.

RECLASSIFICATIONS – Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes the accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement eliminates the ability to account for share-based compensation transactions, including stock option grants, using the intrinsic value method and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. The pronouncement is effective for non-accelerated filers in fiscal years beginning on or after December 15, 2005, with early application allowed. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes and to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions. The statement requires retroactive application to prior periods’ financial statements of changes in accounting principle. Retroactive application is defined as the application of the accounting change to prior accounting periods as if the principle had always been utilized. Restatement is also defined as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. This statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company does not expect the adoption of FIN 48 to have a material effect on its consolidated financial statements.

NOTE 2 – PLAN OF REORGANIZATION AND STOCK ISSUANCE

On March 30, 2006, the Bank completed its reorganization into a mutual holding company structure and the Company completed its related initial stock offering. A total of 3,647,984 shares of common stock were sold in the offering for total gross proceeds of $36,480,000. In addition, 4,655,200 shares were issued to United Community MHC, the federally chartered mutual holding company formed in connection with the reorganization. The Bank contributed $250,000 and 160,816 shares of the Company’s common stock UCB Charitable Foundation (Foundation), which was established by the Bank in connection with the reorganization. The contribution to the Foundation resulted in expense of $1,858,000 in the Company’s consolidated statement of income for the year ended June 30, 2006.

Reorganization and stock issuance costs of $1,637,000 were incurred during the year ended June 30, 2006. No such costs were incurred during the years ended June 30, 2005 and 2004. These costs have been accounted for as a reduction of the stock proceeds.

NOTE 3 – INVESTMENT SECURITIES

Investment securities available for sale at June 30, 2006 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
U.S. League Intermediate - Term Portfolio	$1,970	—	52	1,918
Callable bonds-U.S. Government corporations and agencies	38,127	—	487	37,640
Federal Home Loan Mortgage Corporation Common Stock	27	1,560	—	1,587
Municipal bonds	960	—	22	938

	$41,084	1,560	561	42,083

Investment securities held to maturity at June 30, 2006 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(in thousands)
Municipal bonds	$245	—	—	$245

Investment securities available for sale at June 30, 2005, consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(in thousands)
U.S. League Intermediate - Term Portfolio	$1,892	—	29	1,863
Callable bonds-U.S. Government corporations and agencies	5,084	—	82	5,002
Federal Home Loan Mortgage Corporation Common Stock	27	1,789	—	1,816
Municipal bonds	1,260	—	4	1,256

	$8,263	1,789	115	9,937

Investment securities held to maturity at June 30, 2005, consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(in thousands)
Municipal bonds	$265	—	—	265

The	callable bonds and municipal bonds available for sale have the following maturities at June 30, 2006:

	Amortized cost	Estimated market value
	(in thousands)
Due or callable in one year or less	$23,880	$23,810
Due or callable in 1 - 5 years	12,959	12,682
Due or callable in 5 - 10 years	2,248	2,086

	$39,087	$38,578

All of the other securities available for sale at June 30, 2006 are due, callable or saleable within one year. The investment securities held to maturity at June 30, 2006 are due in five to ten years.

Gross proceeds on sale of investment and mortgage-backed securities were $8,973,000, $6,911,000, and $18,760,000 for the years ended June 30, 2006, 2005, and 2004, respectively. Gross realized gains for the years ended June 30, 2006, 2005, and 2004 were $0, $320,000 and $219,000, respectively. Gross realized losses for the years ended June 30, 2006, 2005, and 2004 were $286,000, $9,000, and $99,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2006 and 2005:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2006
U.S. League Intermediate - Term Portfolio & Callable Government agencies	$33,303	239	6,255	300	39,558	539
Municipal bonds	380	10	558	12	938	22
Mortgage-backed securities	24,685	1,079	9,020	405	33,705	1,484

	$58,368	1,328	15,833	717	74,201	2,045

Number of investments	40		38		78

June 30, 2005
U.S. League Intermediate - Term Portfolio & Callable Government agencies	$431	1	6,434	110	6,865	111
Municipal bonds	300	—	566	4	866	4
Mortgage-backed securities	1,327	16	22,954	409	24,281	425

	$2,058	17	29,954	523	32,012	540

Number of investments	3		62		65

Management has the intent to hold these securities for the foreseeable future and the decline in market value is due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

The detail of interest and dividends on investment securities is as follows for June 30:

	2006	2005	2004
	(in thousands)
Taxable interest income	$3,779	1,875	2,662
Nontaxable interest income	42	53	55
Dividends	49	36	31

	$3,870	1,964	2,748

NOTE 4 – MORTGAGE-BACKED SECURITIES

Mortgage-backed securities available for sale at June 30, 2006 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FNMA	$24,323	11	931	23,403
FHLMC	10,890	—	523	10,367
GNMA	523	—	30	493

	$35,736	11	1,484	34,263

Mortgage-backed securities available for sale at June 30, 2005 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FNMA	$19,295	25	251	19,069
FHLMC	6,614	4	155	6,463
GNMA	2,686	—	19	2,667

	$28,595	29	425	28,199

The maturity of the mortgage-backed securities is based on the repayment of the underlying mortgages and is as follows at June 30, 2006:

	Amortized cost	Estimated market value
	(amounts in thousands)
Due in 5 - 10 years	$18,240	17,524
Due in greater than 10 years	17,496	16,739

	$35,736	34,263

NOTE 5 – LOANS RECEIVABLE

Loans receivable at June 30, 2006 and 2005 consist of the following:

	June 30,
	2006	2005 )
	(in thousands)	(in thousands)
Residential real estate
One-to-four family	$117,060	$109,325
Multi family	20,250	13,194
Construction	11,228	5,899
Nonresidential real estate and land	73,419	59,263
Consumer and other loans	25,849	17,833

	247,806	205,514
Less:
Allowance for losses	2,105	2,266
Undisbursed portion of loans in process	1,443	2,543
Deferred loan fees (costs)	(279)	(173)

	$244,537	$200,878

As of June 30, 2006 and 2005, the Bank was servicing loans for the benefit of others in the amount of $27,770,000 and $30,352,000, respectively. The Bank recognized $21,000, $17,000 and $38,000 of pre-tax gains on sale of loans related to capitalized mortgage servicing rights during the years ended June 30, 2006, 2005 and 2004, respectively. The fair value of mortgage servicing rights approximated $246,000 and $267,000 as of June 30, 2006 and 2005, respectively. No impairment has been recognized on the mortgage service assets and correspondingly, no valuation allowance has been recognized as of June 30, 2006 and 2005.

The amount of loans classified as nonaccrual totaled approximately $821,000 and $1,479,000 at June 30, 2006 and 2005, respectively. Interest income from these nonaccrual loans during the years ended June 30, 2006, 2005 and 2004 was immaterial. All loans classified as nonaccrual had allowances determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”. At June 30, 2006 and 2005 the recorded investment in loans for which impairment has been recognized was approximately $385,000 and $920,000, respectively, with related reserves of $195,000 and $299,000, respectively. The average balance of impaired loans was approximately $803,000, $825,000 and $590,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Interest received on impaired loans for the years ended June 30, 2006, 2005 and 2004 was immaterial. The amount of loans over 90 days past due totaled $823,000 and $1,501,000 at June 30, 2006 and 2005, respectively. The Bank has no commitments to loan additional funds to these borrowers.

The Company sells loans in the secondary market. Mortgage loan sales totaled $2,386,000, $1,889,000 and $4,226,000 during the years ended June 30, 2006, 2005 and 2004, respectively. The Bank had no loans designated as held for sale at June 30, 2006 and 2005. It is generally management’s intention to hold all other loans originated to maturity or earlier repayment.

Changes in the allowance for losses on loans for the year ended June 30, are as follows:

	2006	2005	2004
	(in thousands)
Balance at beginning of year	$2,266	1,550	1,484
Provisions charged to income	120	857	120
Charge-offs	(289)	(156)	(76)
Recoveries	8	35	22
Transfers to allowance for losses on other real estate owned	—	(20)	—

Balance at end of year	$2,105	2,266	1,550

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at June 30,:

	2006	2005
	(in thousands)
One to four family	$151	80
Vehicle	—	5
Less valuation allowance	(—)	(20)

	$151	65

Activity in the allowance for losses on real estate owned is as follows for years ended June 30,:

	2006	2005	2004
	(in thousands)
Balance, beginning of period	$20	—	—
Charged off upon sale of property	(20)	—	—
Transfers from allowance for loan losses	—	20	—

Balance, end of period	$—	20	—

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 and 2005 is summarized as follows:

	June 30,
	2006	2005
	(in thousands)
Land and land improvements	$2,194	2,106
Buildings and building improvements	3,039	3,010
Furniture and equipment	1,833	1,496
Construction in-progress	189	10

	7,255	6,622
Less: accumulated depreciation	1,828	1,400

	$5,427	5,222

NOTE 8 - DEPOSITS

Deposits at June 30, 2006 and 2005 consist of the following:

	2006		2005
	Weighted Average Rate	Balance	Weighted Average Rate	Balance
	(dollars in thousands)
Demand deposit accounts	2.05%	$74,749	2.13%	138,742
Passbook	1.76%	49,549	1.36%	47,294
Money market deposit accounts	3.18%	59,846	3.00%	8,729

Total demand and passbook deposits		184,144		194,765

Certificate of deposits:
Less than 12 months	3.88%	56,697	2.57%	50,945
12 months to 24 months	4.49%	21,126	2.91%	17,267
24 months to 36 months	3.83%	589	2.86%	10,267
More than 36 months	5.05%	4,619	4.20%	3,750
Individual retirement accounts	3.89%	22,632	2.98%	22,385

Total certificate of deposits		105,663		104,614

Total deposit accounts		$289,807		299,379

Interest paid and accrued on deposits is as follows:

	For the years ended June 30
	2006	2005	2004
	(dollars in thousands)
NOW and money market accounts	$3,601	1,079	440
Savings	711	774	467
Certificate of deposits	3,409	2,733	3,207

	$7,721	4,586	4,114

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $52,376,000 and $51,070,000 at June 30, 2006 and 2005, respectively. Individual deposits with denominations of more than $100,000 are not federally insured.

Total non-interest bearing deposits were $13,082,000 and $8,954,000 at June 30, 2006 and 2005, respectively. Municipal deposits totaled $138,603,000 and $142,757,000 at June 30, 2006 and 2005, respectively.

Maturities of certificate accounts at June 30, 2006 and 2005 are approximately as follows:

	2006	2005
	(In Thousands)	(In Thousands)
One year or less	$67,719	69,307
1 - 2 years	24,703	22,550
2 - 3 years	5,994	9,803
3 - 4 years	3,140	428
4 - 5 years	4,064	2,407
Over 5 years	43	119

	$105,663	104,614

NOTE 9 – FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at June 30, 2006 and 2005 are as follows:

	2006		2005
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest bearing deposits	$15,010	15,010	76,263	76,263
Investment securities available for sale	42,083	42,083	9,937	9,937
Investment securities held to maturity	245	245	265	265
Mortgage-backed securities	34,263	34,263	28,199	28,199
Loans receivable	244,537	238,549	200,878	203,377
Accrued interest receivable	1,939	1,939	1,454	1,454
Investment in FHLB stock	1,687	1,687	1,687	1,687

Financial liabilities:
Deposits	$289,807	291,040	299,379	302,737
Accrued interest payable	114	114	62	62
Off-balance sheet items	—	—	—	—

NOTE 10 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and a blanket pledge agreement for qualifying first mortgage loans. During 2006 and 2005, the amounts advanced from the FHLB were paid in full by June 30, 2006 and 2005.

NOTE 11 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Bank has a standard 401(k) profit sharing plan. Eligible participants must be at least 18 years of age and have one year of service. The Bank makes matching contributions based on each employee’s deferral contribution. Total expense under the plan for the years ended June 30, 2006, 2005 and 2004 totaled $111,000, $90,000 and $76,000, respectively.

ESOP

Effective upon the consummation of the reorganization (NOTE 2) in March 2006, the United Community Bank Employee Stock Ownership Plan (ESOP) was established for eligible employees. Eligible participants must be at least 18 years of age and have one year of service.

The ESOP used $3,318,000 in proceeds from a term loan obtained from the Company to purchase 331,788 shares of Company common stock. The fair value of the unearned ESOP shares approximated $3,450,000 at June 30, 2006. The term loan, which bears interest at 7.75%, is payable in fifteen annual installments of $370,000 through December 31, 2020. Shares purchased with the loan proceeds are initially pledged as collateral for the term loan and are held in a suspense account for future allocation to the ESOP participants. Each plan year, in addition to any discretionary contributions, the Company shall contribute cash to the ESOP to enable the ESOP to make its principal and interest payments under the term loan. Company contributions may be reduced by any investment earnings attributable to such contributions and any cash dividends paid with respect to Company stock held by the ESOP.

Contributions to the ESOP and shares released from the suspense account will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Participants become 100% vested in their accounts upon three years of service. Participants with less than three years of service are 0% vested in their accounts.

Deferred Compensation

In March 2002, the Bank adopted a supplemental retirement income program with selected officers and board members. To fund this plan, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000. The cash surrender value of these policies was $6,124,000 and $5,899,000 at June 30, 2006 and 2005, respectively. The directors’ liability is accrued based on life expectancies, return on investment and a discount rate. For the officers, an annual contribution based on actuarial assumptions, is made to a secular trust with the employee as beneficiary. Deferred compensation payments will be funded out of accumulated assets of the secular trust at age 65. If the officer leaves employment of the Bank before age 65, deferred compensation payments are funded by available assets in the secular trust. No further funding is required by the Bank, with the exception that upon a change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected contributions for the funding of officers’ deferred compensation are as follows:

2007	197,000
2008	197,000
2009	197,000
2010	197,000
2011	197,000
2012 and thereafter	1,162,000

$2,147,000

At June 30, 2006 and 2005, the Bank has accrued directors’ supplemental retirement expense of $1,060,000 and $933,000, respectively. Officers and directors supplemental retirement expense totaled $297,000, $409,000 and $420,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Supplemental Executive Retirement Plan

Effective upon the consummation of the reorganization in March 2006 (NOTE 2), a Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP. The Company incurred no expense under this plan for the year ended June 30, 2006.

Employee Severance Compensation Plan

Effective upon the consummation of the reorganization in March 2006 (NOTE 2), the Employee Severance Compensation Plan (Severance Plan) was established to provide eligible employees with severance benefits if a change in control of the Bank occurs causing the involuntary termination of employment in a comparable position. Employees are eligible upon the completion of one year of service. Under the Severance Plan, eligible employees will be entitled to severance benefits ranging from one month of compensation, as defined in the plan, up to 199% of compensation. Such benefits are payable within five business days from termination of employment.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended June 30
	2006	2005	2004
Supplemental disclosure of cash flow information is as follows:

Cash paid during the year for:
Income taxes	$1,524	851	1,691
Interest	$7,722	4,706	4,308

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of taxes	$(1,055)	107	(803)
Transfers of loans to other real estate owned	$375	—	80

NOTE 13 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2006, 2005 and 2004 was $109,000, $26,000 and $26,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2006:

2007	$67,000
2008	27,000
2009	12,000
2010	7,000

$113,000

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office. Revenue from these leases for the years ended June 30, 2006, 2005 and 2004 was $107,000, $53,000 and $52,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2006:

2007	$38,000
2008	38,000
2009	38,000
2010	37,000
2011	37,000

$188,000

Loans

In the ordinary course of business, the Company has various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. These commitments involve elements of credit risk in excess of the amounts recognized in the balance sheet.

The Company uses the same credit policies in making commitments for loans as it does for loans that have been disbursed and recorded in the consolidated balance sheet. The Company generally requires collateral when it makes loan commitments, which generally consists of the right to receive first mortgages on improved or unimproved real estate when performance under the contract occurs.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some portions of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Certain of these commitments are for fixed rate loans, and, therefore, their value is subject to market risk as well as credit risk.

At June 30, 2006, the Company’s total commitment to extend credit was approximately $23,540,000. The amount of fixed rate commitments was approximately $589,000 at June 30, 2006. The fixed rate loan commitments at June 30, 2006 have interest rates ranging from 6.13% to 6.75%. In addition, the Company had approximately $3,436,000 of letters of credit outstanding at June 30, 2006.

Other

At June 30, 2006, the Bank had commitments related to the construction of two new branch offices approximating $1,200,000.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $3,490,000 and $3,291,000 at June 30, 2006 and 2005, respectively. All loans are current and approximately $794,000 and $832,000 are classified as substandard at June 30, 2006 and 2005, respectively. Loans to employees totaled $6,049,000 and $5,194,000 at June 30, 2006 and 2005, respectively.

The activity in loans to related parties for the years ended June 30, 2006 and 2005 is as follows:

	June 30,
	2006	2005
	(in thousands)
Beginning balance	$8,485	7,925
New loans	2,245	2,032
Payments on loans	(1,191)	(1,472)

Ending balance	$9,539	8,485

Deposits from officers and directors totaled $3,595,000 and $3,866,000 at June 30, 2006 and 2005, respectively. Employee deposits totaled $1,350,000 and $1,323,000 at June 30, 2006 and 2005, respectively.

NOTE 15 – REGULATORY CAPITAL

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulation involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action that, if undertaken, could have a direct material effect on the consolidated financial statements.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2005, the most recent regulatory notifications categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, under current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Actual and required capital amounts and ratios are presented below:

Reconciliation of GAAP equity to regulatory capital is as follows for the Bank:

	June 30,
	2006	2005
	(In thousands)
GAAP equity	$45,034	29,736
Unrealized (gain) loss on securities available for sale	284	(771)
Disallowed servicing assets (10%)	(25)	(27)

Tier 1 Capital	45,293	28,938
General allowance for loan losses	1,854	1,489
Allowable portion (45%) of unrealized gains on equity securities available for sale	284	805

Total regulatory capital	$47,431	31,232

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2006
Tier 1 capital to risk-weighted assets	$45,293	19.66%	9,216	4.0%	13,824	6.0%
Total capital to risk-weighted assets	47,431	20.59%	18,432	8.0%	23,040	10.0%
Tier 1 capital to adjusted total assets	45,293	13.23%	14,265	4.0%	17,831	5.0%
Tangible capital to adjusted total assets	45,293	13.23%	5,349	1.5%	—	—

June 30, 2005
Tier 1 capital to risk-weighted assets	$28,938	14.71%	7,867	4.0%	11,801	6.0%
Total capital to risk-weighted assets	31,232	15.88%	15,734	8.0%	19,668	10.0%
Tier 1 capital to adjusted total assets	28,938	8.74%	13,242	4.0%	16,552	5.0%
Tangible capital to adjusted total assets	28,938	8.74%	4,966	1.5%	—	—

Regulations of the OTS governing mutual holding companies permit United Community MHC to waive the receipt by it of any common stock dividend declared by United Community Bancorp or United Community Bank, provided the OTS does not object to such waiver. Pursuant to these provisions, United Community MHC waived $325,000 in dividends during 2006.

NOTE 16 – FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows:

	2006	2005	2004
	(in thousands)
Current tax expense:
Federal	$976	860	1,099
State	251	207	301

	1,227	1,067	1,400

Deferred tax benefit:
Federal	(551)	(365)	(173)
State	(101)	(60)	(28)

	(652)	(425)	(201)

	$575	642	1,199

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 are as follows:

	June 30,
	2006	2005
Deferred tax assets arising from:
Loan loss reserve	$811,000	866,000
Vacation and bonus accrual	216,000	159,000
Supplemental retirement	334,000	331,000
Contribution to UCB
Charitable Foundation	529,000	—
Unrealized loss on securities available for sale	186,000	—
State depreciation	98,000	—
Post-retirement health care benefits	56,000	56,000

Total deferred tax assets	2,230,000	1,412,000

Deferred tax liabilities arising from:
Unrealized gain on securities available for sale	—	(506,000)
Mortgage servicing rights	(97,000)	(106,000)
Depreciation	(142,000)	(152,000)
Other	(27,000)	(29,000)

Total deferred tax liabilities	(266,000)	(793,000)

Net deferred tax asset	$1,964,000	619,000

For the year ended June 30, 2006, approximately $1,600,000 of the contribution to the UCB Charitable Foundation (NOTE 2) is non-deductible for federal income tax purposes as the current deductible portion is limited to ten percent of taxable income. The non-deductible portion is available for future deduction through the year ended June 30, 2011. The Company has not recorded a valuation allowance, as the deferred tax assets are presently considered to be realizable based on the level of anticipated future taxable income. Net deferred tax liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates.

In 2005, the Bank qualified for the federal rehabilitation tax credit for its improvements to a historical building located in Southeastern Indiana. The credit of approximately $231,000 reduced federal income tax expense for the year ended June 30, 2005.

The rate reconciliation for years ended June 30, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Federal income taxes at statutory rate	$548	914	1,140
State taxes, net of federal benefit	100	97	188
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on Bank-owned life insurance	(77)	(75)	(84)
Historical rehab credit	—	(231)	—
Other	4	(63)	(45)

	$575	642	1,199

A bill repealing the thrift bad debt reserve was signed into law and is effective for taxable years beginning after December 31, 1995. All savings banks and thrifts were required to account for tax reserves for bad debts in the same manner as banks. Such entities with assets less than $500 million are now required to maintain a moving average expense based reserve and are no longer able to calculate a reserve based on a percentage of taxable income.

Tax reserves accumulated after 1987 are automatically subject to recapture. The recapture will occur in equal amounts over six years beginning in 1997 and can be deferred up to two years, depending on the level of loans originated.

As a result of the tax law change, the Bank is expected to ultimately recapture $748,478 of tax reserves accumulated after 1987, resulting in additional tax payments of $255,000. The recapture of these reserves will not result in any significant income statement effect to the Bank. Pre-1988 tax reserves will not have to be recaptured unless the Bank or successor institution liquidates, redeems shares or pays a dividend in excess of earnings and profits.

NOTE 17 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of United Community Bancorp (parent company only) as of June 30, 2006 and 2005, and the results of its operations and cash flows for the fiscal years ended June 30, 2006, 2005 and 2004 (all amounts in thousands):

UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2006 and 2005

	2006	2005
ASSETS
Cash and cash equivalents	$6,320	$—
Securities available for sale – at estimated market value	7,056	—
Accrued interest receivable	137	—
Deferred income taxes	536	—
Prepaid expenses and other assets	84	—
Investment in United Community Bank	48,352	—

	$62,485	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$—	—
Stockholders’ equity	62,485	—

	$62,485	$—

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2006, 2005 and 2004

	2006	2005	2004
Interest income:	$63	—	—
ESOP loan
Securities	80	—	—
Other income:
Equity in earnings of United Community Bank	676	—	—

Net revenue	819
Operating expenses:
Charitable contributions	1,857	—	—
Other operating expenses	101	—	—

Net operating expenses	1,958

Loss before income taxes	(1,139)
Income tax expense (benefit)	(615)	—	—

Net loss	$(524)	—	—

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2006, 2005 and 2004

	2006	2005	2004
Operating activities:
Net loss	$(524)	—	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discounts on investments	(10)	—	—
Equity in earnings of United Community Bank	(676)	—	—
Deferred income taxes	(529)	—	—
Effects of change in assets and liabilities	(221)	—	—

	$(1,960)

Investing activities:
Proceeds from maturity of securities	1,000	—	—
Purchases of securities	(8,063)	—	—

	(7,063)	—	—

Financing activities:
Net proceeds from stock issuance	33,133	—	—
Capitalization of mutual holding company	(100)	—	—
Capital contribution in Bank	(17,423)	—	—
Dividends paid to stockholders	(267)	—	—

	15,343	—	—

Net increase in cash and cash equivalents	6,320	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$6,320	—	—

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2006 and 2005:

	For the year ended June, 30 2006 (in thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter
Interest income	$4,963	4,546	4,239	4,130
Interest expense	2,065	1,940	1,938	1,819

Net interest income	2,898	2,606	2,301	2,311
Provision for loan losses	30	30	30	30

Net interest income after provision for loan losses	2,868	2,576	2,271	2,281

Other income	345	117	367	360
Other expense	2,182	3,838	1,795	1,757

Income (loss) before income taxes	1,031	(1,145)	843	884
Provision for income taxes	330	(381)	303	323

Net income (loss)	$701	(764)	540	561

	For the year ended June, 30 2005 (in thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter
Interest income	$3,793	3,248	3,219	3,210
Interest expense	1,506	1,098	1,052	999

Net interest income	2,287	2,150	2,167	2,211
Provision for loan losses	430	30	367	30

Net interest income after provision for loan losses	1,857	2,120	1,800	2,181

Other income	294	337	757	320
Other expense	1,759	1,784	1,746	1,690

Income before income taxes	392	673	811	811
Provision for income taxes	(154)	227	288	281

Net income	$546	446	523	530

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the directors of the Company, the Audit Committee and the audit committee financial expert is incorporated herein by reference to the sections captioned “Corporate Governance” and “Proposal 1 — Election of Directors” in the Proxy Statement for the 2006 Annual Meeting of Stockholders (“Proxy Statement”). Information concerning the executive officers of the Company is incorporated herein by reference to “Item 1. Business — Executive Officers” in Part I of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, required by this item is incorporated herein by reference to the cover page of this Annual Report on Form 10-K and the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Ethics that applies to the Company’s officers, directors and employees. The Code of Ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders of Voting Securities” in the Proxy Statement.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I—Election of Directors—Securities Ownership of Management” in the Proxy Statement.

(c)	Changes in Control

Management of United Community Bancorp knows of no arrangements, including any pledge by any person or securities of United Community Bancorp, the operation of which may at a subsequent date result in a change in control of United Community Bancorp.

(d)	Equity Compensation Plans

Not applicable.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2006 and 2005

Consolidated Statements of Income for the Years Ended June 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended June 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Charter of United Community Bancorp (1)

3.2	Amended and Restated Bylaws of United Community Bancorp (2)

4.1	Specimen Stock Certificate of United Community Bancorp (1)

10.1	United Community Bank Employee Stock Ownership Plan and Trust Agreement*(1)

10.2	Form of ESOP Loan Documents*(1)

10.3	United Community Bank 401(k) Profit Sharing Plan and Trust and Adoption Agreement*(1)

10.4	United Community Bank Employee Severance Compensation Plan*(1)

10.5	United Community Bank Supplemental Executive Retirement Plan*(1)

10.6	Employment Agreement between United Community Bancorp and William F. Ritzmann*(1)

10.7	Employment Agreement between United Community Bancorp and Elmer G. McLaughlin*(1)

10.8	Employment Agreement between United Community Bancorp and Vicki A. March*(1)

10.9	Employment Agreement between United Community Bank and William F. Ritzmann, as amended*(1)

10.10	Employment Agreement between United Community Bank and Elmer G. McLaughlin, as amended*(1)

10.11	Employment Agreement between United Community Bank and James W. Kittle, as amended*(1)

10.12	Employment Agreement between United Community Bank and W. Michael McLaughlin, as amended.

10.13	United Community Bank Directors Retirement Plan*(1)

10.14	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto*(1)

10.15	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements*(1)

14.1	Code of Ethics

21	Subsidiaries

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Executive Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on December 14, 2005 (File No. 333-130302).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2006 (File No. 0-51800).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 26, 2006	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ William F. Ritzmann	September 26, 2006
William F. Ritzmann
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Vicki A. March	September 26, 2006
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Ralph B. Sprecher	September 26, 2006
Ralph B. Sprecher
Chairman of the Board

By:	/s/ Robert J. Ewbank	September 26, 2006
Robert J. Ewbank
Director

By:	/s/ William S. Gehring	September 26, 2006
William S. Gehring
Director

By:	/s/ Jerry W. Hacker	September 26, 2006
Jerry W. Hacker
Director

By:	/s/ Elmer G. McLaughlin	September 26, 2006
Elmer G. McLaughlin
Director

By:	/s/ Anthony C. Meyer	September 26, 2006
Anthony C. Meyer
Director

By:	/s/ Henry G. Nanz	September 26, 2006
Henry G. Nanz
Director

By:	/s/ George M. Seitz	September 26, 2006
George M. Seitz
Director

By:	/s/ Eugene B. Seitz	September 26, 2006
Eugene B. Seitz
Director

By:	/s/ Richard C. Strzynski	September 26, 2006
Richard C. Strzynski
Director

By:	/s/ Frank E. Weismiller, Jr.	September 26, 2006
Frank E. Weismiller, Jr.
Director