Form 10-Q
period 2006-09-30
United Community Bancorp
filed 2006-11-13
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, there were 8,464,000 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2006 and June 30, 2006

(In thousands, except shares)	(Unaudited) September 30, 2006	June 30, 2006
Assets
Cash and cash equivalents	$13,996	$15,010
Investment securities:
Securities available for sale - at estimated market value	34,175	42,083
Securities held to maturity - at amortized cost (market approximates cost)	245	245
Mortgage-backed securities available for sale - at estimated market value	32,610	34,263
Loans receivable, net	256,683	244,537
Property and equipment, net	5,945	5,427
Federal Home Loan Bank stock, at cost	1,636	1,687
Accrued interest receivable:
Loans	1,407	1,358
Investments and mortgage-backed securities	572	581
Other real estate owned, net	196	151
Cash surrender value of life insurance policies	6,180	6,124
Deferred income taxes	1,547	1,964
Prepaid expenses and other assets	937	1,277

Total assets	$356,129	$354,707

Liabilities and Stockholders’ Equity
Deposits	$283,326	$289,807
Accrued interest on deposits	121	114
Federal Home Loan Bank advances	6,500	—
Advances from borrowers for payment of insurance and taxes	263	149
Accrued expenses and other liabilities	2,212	2,152

Total liabilities	292,422	292,222
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and outstanding at September 30,2006 and June 30, 2006	36	36
Additional paid-in capital	36,415	36,415
Retained earnings	30,032	29,636
Less unearned ESOP shares	(3,197)	(3,318)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income taxes	421	(284)

Total stockholders’ equity	63,707	62,485

Total liabilities and stockholders’ equity	$356,129	$354,707

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Income

	(Unaudited) Three months ended September 30,
(In thousands, except per share data)	2006	2005
Interest income:
Loans	$4,165		$3,159
Investments and mortgage-backed securities	926		970

Total interest income	5,091		4,129

Interest expense:
Deposits	2,129		1,819
Borrowed funds	96		—

Total interest expense	2,225		1,819

Net interest income	2,866		2,310

Provision for loan losses	45		30

Net interest income after provision for loan losses	2,821		2,280

Other income (loss):
Service charges	256		228
Gain on sale of loans	20		17
Gain (loss) on sale of investments	—		—
Income from Bank Owned Life Insurance	56		56
Other	35		59

Total other income	367		360

Other expense:
Compensation and employee benefits	1,254		1,014
Premises and occupancy expense	232		268
Deposit insurance premium	9		7
Advertising expense	71		87
Data processing expense	87		61
ATM service fees	89		73
Other operating expenses	433		247

Total other expense	2,175		1,757

Income before income taxes	1,013		883

Provision for income taxes:
Federal	285		242
State	66		80

	351		322

Net income	$662		$561

Basic and diluted earnings per share (1)	$0.08	$	N/A

(1)	No shares of common stock were outstanding during the three month period ended September 30, 2005.

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	(Unaudited) Three months ended September 30,
(In thousands)	2006	2005
Net income	$662	$561

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities during the period	705	(531)

Less reclassification adjustment for (gains) losses on available for sale securities included in income	—	—

Total comprehensive income	$1,367	$30

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

	(Unaudited) Three months ended September 30,
(In thousands)	2006	2005
Operating activities:
Net income	$662	$561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95	103
Provision for loan losses	45	30
Deferred loan origination fees (costs)	2	(41)
Amortization of premium and discounts on investments	(3)	25
Proceeds from sale of loans	1,196	961
Loans disbursed for sale in the secondary market	(1,185)	(953)
Gain on sale of loans	(20)	(17)
ESOP shares committed to be released	121	—
Deferred income taxes	(47)	(13)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(40)	(136)
Prepaid expenses and other assets	438	124
Accrued interest on deposits	7	36
Income taxes payable	105	(114)
Accrued expenses and other	(143)	3

Net cash provided by operating activities	1,233	569

Investing activities:
Proceeds from maturity of available for sale investment securities	8,576	—
Proceeds from repayment of mortgage-backed securities available for sale	2,256	4,096
Purchases of mortgage-backed securities available for sale	—	(20,704)
Purchases of available for sale investment securities	(99)	(26,454)
Redemption of Federal Home Loan Bank stock	51	—
Net (increase) decrease in loans	(12,229)	(5,072)
Increase in cash surrender value of life insurance	(56)	(56)
Capital expenditures	(613)	(151)

Net cash used by investing activities	(2,114)	(48,341)

Financing activities:
Net decrease in deposits	(6,481)	(10,245)
Net increase in advances from FHLB	6,500	—
Dividends paid to stockholders	(266)	—
Net increase in advances from borrowers for payment of insurance and taxes	114	99

Net cash used by financing activities	(133)	(10,146)

Net increase (decrease) in cash and cash equivalents	(1,014)	(57,918)

Cash and cash equivalents at beginning of period	15,010	76,263

Cash and cash equivalents at end of period	13,996	18,345

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

BASIS OF PRESENTATION - United Community Bancorp (the “Company”) is a Federally-chartered corporation, which was organized to be the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. Financial statements prior to the reorganization were the financial statements of the Bank. United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. United Community MHC owns 55% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana.

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. There are no adjustments other than such normal recurring adjustments. The results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2006, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2006.

2. EMPLOYEE STOCK OWNERSHIP PLAN – As of September 30, 2006 and June 30, 2006, the ESOP owned 331,788 shares of the Company’s common stock, which were held in a suspense account until released for allocation to participants. As of September 30, 2006, the Company has committed to release 12,100 shares. The Company recognized compensation expense of $121,000 during the three month period ended September 30, 2006, which equals the fair value of the ESOP shares during the periods in which they became committed to be released.

3. EARNINGS PER SHARE (EPS) – Basic EPS is based on the weighted average number of common shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. There were no securities exercisable or contracts which could be converted into common stock during the three month period ended September 30, 2006. Basic and diluted weighted average number of common shares outstanding totaled 8,144,312, including 12,100 shares committed to be released from the ESOP, for the three month period ended September 30, 2006. Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on March 30, 2006, there were no shares of common stock outstanding for the 2005 period.

4. DIVIDENDS – On July 27, 2006, the Board of Directors of the Company declared a cash dividend on the Company’s outstanding shares of stock of $0.07 per share. The dividend was paid on August 31, 2006. Accordingly, cash dividends approximating $266,000 were paid to shareholders during the three month period ended September 30, 2006. United Community MHC waived its right to receive cash dividends of approximately $326,000 on its owned shares of Company common stock.

On October 26, 2006, the Board of Directors of the Company declared a cash dividend on the Company’s outstanding shares of stock of $0.07 per share, payable on or about November 30, 2006 to shareholders of record as of the close of business on November 14, 2006. United Community MHC intends to waive its right to receive the dividend.

5. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$299	$437
Interest	$2,198	$1,783

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$705	$(531)
Transfers of loans to other real estate owned	$45	$—

6. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. This statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, which concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management does not expect an impact from the adoption of this Statement.

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The issue requires that an employer who issues an endorsement split-dollar life insurance arrangement that provides a benefit to an employee should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, if in substance a postretirement plan exists, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion”, if the arrangement is, in substance, an individual deferred compensation contract, based on the substantive agreement with the employee. This issue is effective for fiscal years beginning after December 31, 2007 with earlier application permitted. Management is currently assessing the impact of the Issue on the Company’s financial statements.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2006, which is available through the SEC’s website at www.sec.gov , as well as under “Part II - Item 1A. Risk Factors” of this Form 10Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2006 and June 30, 2006

Total assets were $356.1 million at September 30, 2006 and $354.7 million at June 30, 2006. Nonperforming assets increased from $972,000 at June 30, 2006 to $1.5 million at September 30, 2006. During the quarter ended September 30, 2006, cash and cash equivalents decreased $1.0 million to $14.0 million as cash was redeployed into higher yielding loans. Securities available for sale decreased $7.9 million to $34.2 million and mortgage backed securities available for sale decreased $1.7 million to $32.6 million. The decreases are due to the redeployment of these funds into higher yielding loans. Loans receivable increased $12.1 million to $256.7 million as a result of increases in our commercial real estate, residential 1-4 family and consumer loan portfolios. Loan growth in these portfolios is primarily the result of our marketing efforts which include media and personal contacts. Loan growth was funded primarily by maturities of investment securities and Federal Home Loan Bank advances.

Total liabilities increased $200,000 to $292.4 million at September 30, 2006 from $292.2 million at June 30, 2006. The increase in liabilities is the net effect of a $6.5 million decrease in deposits, primarily relating to reductions in municipal deposits, and increases of $6.5 million in Federal Home Loan Bank advances, $114,000 in advances from borrowers for payment of insurance and taxes and $60,000 in accrued expenses and other liabilities.

Stockholders’ equity at September 30, 2006 was $63.7 million compared to $62.5 million at June 30, 2006. The increase is primarily the result of net income of $662,000 for the quarter ended September 30, 2006, an increase in unrealized gains on securities available for sale of $705,000 and a reduction in unearned ESOP shares of $121,000, partially offset by dividends paid of $266,000.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General. Net income increased $101,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily due to an increase in net interest income, partially offset by increases in non-interest expenses.

Net Interest Income. Net interest income for the three months ended September 30, 2006 totaled $2.9 million compared to $2.3 million for the prior year quarter. The increase from the prior year quarter is primarily due to an increase in total interest income of $962,000, partially offset by an increase in total interest expense of $406,000.

Interest income on loans increased by $1.0 million primarily due to the combined effect of an increase in average balance from $203.7 million to $252.1 million and an increase in average yield from 6.20% to 6.61%. Interest income on investment and mortgage-backed securities decreased by $44,000, primarily due to the impact of a decrease in average balance from $75.9 million to $69.0 million, partially offset by an increase in average yield from 3.40% to 4.05%.

Interest expense on interest-bearing deposits increased by $310,000, primarily due to the effect of an increase in average rate paid from 2.50% to 3.08%, partially offset by a decrease in average balance from $290.8 million to $276.6 million. Interest expense on borrowed funds increased $96,000 due to average outstanding borrowings of $8.2 million for the quarter ended September 30, 2006 compared with no such borrowings during the quarter ended September 30, 2005.

The increase in average yields on loans and investments and in the average rates paid on interest-bearing deposits is primarily the result of an increase in market interest rates.

The following table summarizes changes in interest income and interest expense for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		% Change
	2006	2005
	(Dollars in thousands)
Interest income:
Loans	$4,165	$3,159	31.85%
Investment securities	698	645	8.22
Other interest-earning assets	228	325	(29.85)

Total interest income	5,091	4,129	23.30

Interest expense:
NOW and money market deposit accounts	794	868	(8.53)
Passbook accounts	202	199	1.51
Certificates of deposit	1,133	752	50.66

Total interest-bearing deposits	2,129	1,819	17.04
FHLB advances	96	—	—

Total interest expense	2,225	1,819	22.32

Net interest income	$2,866	$2,310	24.07

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2006 and 2005. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:

Loans	$252,059	$4,165	6.61%	$203,655	$3,159	6.20%

Investment securities	68,950	698	4.05	75,917	645	3.40

Other interest-earning assets	11,487	228	7.97	27,679	325	4.71

	332,496	5,091	6.13	307,251	4,129	5.38

Noninterest-earning assets	20,236			15,710

Total assets	$352,732			$322,961

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$121,251	794	2.62	$140,978	868	2.46

Passbook accounts	48,206	202	1.68	45,531	199	1.75

Certificates of deposit	107,185	1,133	4.23	104,316	752	2.88

Total interest-bearing deposits	276,642	2,129	3.08	290,825	1,819	2.50

FHLB advances	8,200	96	4.68	—	—	—

Total interest-bearing liabilities	284,842	2,225	3.12	290,825	1,819	2.50

Noninterest bearing liabilities	4,720			2,203

Total liabilities	289,562			293,028

Stockholders’ equity	63,170			29,933

Total liabilities and stockholders’ equity	$352,732			$322,961

Net interest income		$2,866			$2,310

Interest rate spread			3.01%			2.88%
Net interest margin (annualized)			3.45%			3.01%
Average interest-earning assets to average interest-bearing liabilities			116.7%			105.65%

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$2,105	$2,266
Provision for loan losses	45	30
Charge offs:
Real estate	20	13
Nonresidential real estate and land	—	—
Consumer and other loans	—	9

Total charge-offs	20	22

Recoveries
Real estate	8	9
Consumer and other loans	12	11

Total recoveries	20	20

Net charge-offs	—	(2)

Allowance at end of period	$2,150	$2,294

The provision for loan losses was $45,000 for the quarter ended September 30, 2006 compared to $30,000 for the quarter ended September 30, 2005. The increase is primarily due to the increased size of our loan portfolio, as well as an increase of $473,000 in nonperforming loans for the quarter ended September 30, 2006 as compared to an increase of $49,000 for the quarter ended September 30, 2005.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At September 30, 2006	At June 30, 2006	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$1,036	$602	72.09%
Nonresidential real estate and land	216	183	18.03
Consumer and other loans	42	36	16.67

Total	1,294	821	57.61
Real estate owned	196	151	29.80

Total nonperforming assets	$1,490	$972	53.29

Total nonperforming loans to total loans	0.50%	0.33%	51.52
Total nonperforming loans to total assets	0.36%	0.23%	56.52
Total nonperforming assets to total assets	0.42%	0.27%	55.56

Other Income. The following table summarizes other income for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005	% Change
	(Dollars in thousands)
Service charges	$256	$228	12.3%
Gain on sale of loans	20	17	17.6

Income from Bank Owned Life Insurance	56	56	—
Other	35	59	(40.7)

Total	$367	$360	1.9

Noninterest income remained relatively flat at $367,000 for the quarter ended September 30, 2006, compared to $360,000 for the same period in 2005. An increase of $28,000 in service charge income was offset by a $24,000 decrease in other income. Other income is primarily comprised of rental income, profit on the sale of real estate owned and income from the sale of non-deposit products and services.

Other Expense. The following table summarizes other expense for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		% Change
	2006	2005
	(Dollars in thousands)
Compensation and employee benefits	$1,254	$1,014	23.7%
Premises and occupancy expense	232	268	(13.4)
Deposit insurance premium	9	7	28.6
Advertising expense	71	87	(18.4)
Data processing expense	87	61	42.6
ATM service fees	89	73	21.9
Other operating expenses	433	247	75.3

Total	$2,175	$1,757	23.8

Noninterest expense was $2.2 million for the quarter ended September 30, 2006 compared to $1.8 million for the same prior year period. The increase in noninterest expense was primarily the result of a $240,000 increase in compensation and benefit expense resulting from an increase in the number of employees to staff our new Aurora and proposed St. Leon branches, annual salary increases and performance bonuses paid, and a $186,000 increase in other operating expenses due to additional expenses associated with being a public company. Other operating expenses are primarily comprised of miscellaneous loan expense, professional fees, bank fees and office expense.

Income Taxes. The provision for income taxes increased $29,000 to $351,000 for the three months ended September 30, 2006, compared to $322,000 for the same period in 2005. The increase in expense is primarily due to a $130,000 increase in pre-tax earnings.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $14.0 million and $15.0 million at September 30, 2006 and June 30, 2006, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $2.4 million and $2.1 million at September 30, 2006 and June 30, 2006, respectively. Total securities classified as available-for-sale were $66.8 million and $76.3 million at September 30, 2006 and June 30, 2006, respectively. In addition, at June 30, 2006, we had the ability to borrow a total of approximately $85 million from the Federal Home Loan Bank of Indianapolis. As of September 30, 2006, outstanding borrowings from the Federal Home Loan Bank of Indianapolis totaled $6.5 million. There were no such borrowings outstanding as of June 30, 2006.

At September 30 2006 and June 30, 2006, we had $18.5 million and $23.5 million in loan commitments outstanding, respectively. At September 30 2006, this consisted of $1.8 million of mortgage loan commitments, $13.7 million in unused home equity lines of credit and $3.0 million in commercial lines of credit. At September 30, 2006 we also had $3.4 million of letters of credit outstanding compared to $3.4 million at June 30, 2006. At June 30, 2006, we had $6.5 million in mortgage loan commitments, $14.5 million in unused home equity lines of credit and $2.5 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2006 and June 30, 2006 totaled $68.3 million and $67.7 million, respectively. This represented 62.3% and 64.1% of certificates of deposit at September 30, 2006 and June 30, 2006, respectively. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts, dividends paid to stockholders and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006 and June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines

The capital from the stock offering in March 2006 increased our consolidated equity by $30.5 million. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan, unless extraordinary circumstances exist and we receive regulatory approval. See Note 4 of the financial statements that accompany this report for information concerning dividends declared and paid by the Company during the quarter ended September 30, 2006.

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2006:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2006 (unaudited)	(in thousands)
Tier 1 capital to risk-weighted assets	46,017	16.7%	11,016	4.0%	16,524	6.0%
Total capital to risk-weighted assets	48,342	17.6%	22,032	8.0%	27,540	10.0%
Tier 1 capital to adjusted total assets	46,017	13.2%	13,918	4.0%	17,398	5.0%
Tangible capital to adjusted total assets	46,017	13.2%	5,219	1.5%

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 12 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2006, as filed with the SEC. We currently have no plans to engage in hedging activities in the future.

For the year ended June 30, 2006 and for the three months ended September 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2006. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basic Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$63,173	-12,872	-17%	17.88%	-276bp
200	67,579	-8,466	-11	18.86	-178bp
100	71,775	-4,270	-6	19.76	-89bp
0	76,045	—	—	20.64	—
(100)	80,319	4,274	6	21.50	86bp
(200)	84,276	8,231	11	22.27	163bp

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

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

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

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended September 30, 2006. The Company had no publicly announced repurchase plans or programs.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.	OTHER INFORMATION

The following information would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement”:

United Community Bancorp entered into employment agreements with William F. Ritzmann, Elmer G. McLaughlin, and Vicki A. March (the “executives”) on March 30, 2006, the closing date of the reorganization of United Community Bank into the mutual holding company form of ownership. United Community Bank had previously entered into employment agreements with the executives, each dated as of July 1, 2005. The agreements with Messrs. Ritzmann and McLaughlin provide for a three-year term, and the agreement with Ms. March has a two year term. Upon further review of the term renewal provisions of the Company employment agreements, the Compensation Committee of United Community Bancorp recommended to the Board of Directors that, for purposes of administrative convenience, the duration of the Company agreements be amended to coincide with the duration of the pre-existing Bank employment agreements, so that both the Company and Bank agreements would be subject to annual renewal at the same time. Upon further consideration of the Committee’s recommendation, the Board of Directors approved an amendment to Section 1(a) of the Company employment agreements to provide that the duration of each agreement would run from July 1, 2006 through June 30, 2009 for William F. Ritzmann and E.G. McLaughlin, and from July 1, 2006 through June 30, 2008, for Vicki A. March. In accordance with the terms of the employment agreements, the executives also consented to this amendment.

Item 6. EXHIBITS

Exhibit 10.1	Form of consent with William F. Ritzmann, E.G. McLaughlin and Vicki A. March regarding amendment to employment agreements described in Item 5 above.

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: November 13, 2006	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer
and Treasurer