Form 10-Q
period 2006-12-31
United Community Bancorp
filed 2007-02-14
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 9, 2007, there were 8,464,000 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

Part I. Financial Information

Item 1.	Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2006 and June 30, 2006

	(Unaudited)
(In thousands, except shares)	December 31, 2006	June 30, 2006
Assets
Cash and cash equivalents	$25,506	$15,010
Investment securities:
Securities available for sale - at estimated market value	25,550	42,083
Securities held to maturity - at amortized cost (market approximates cost)	245	245
Mortgage-backed securities available for sale - at estimated market value	30,691	34,263
Loans receivable, net	256,524	244,537
Property and equipment, net	6,279	5,427
Federal Home Loan Bank stock, at cost	1,610	1,687
Accrued interest receivable:
Loans	1,436	1,358
Investments and mortgage-backed securities	529	581
Other real estate owned, net	225	151
Cash surrender value of life insurance policies	6,236	6,124
Deferred income taxes	1,892	1,964
Prepaid expenses and other assets	862	1,277

Total assets	$357,585	$354,707

Liabilities and Stockholders’ Equity
Deposits	$291,434	$289,807
Accrued interest on deposits	94	114
Advances from borrowers for payment of insurance and taxes	155	149
Accrued expenses and other liabilities	2,131	2,152

Total liabilities	293,814	292,222

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and outstanding at December 31,2006 and June 30, 2006	36	36
Additional paid-in capital	36,432	36,415
Retained earnings	30,325	29,636
Less unearned ESOP shares	(3,137)	(3,318)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income taxes	115	(284)

Total stockholders’ equity	63,771	62,485

Total liabilities and stockholders’ equity	$357,585	$354,707

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Income

	(Unaudited) Three months ended December 31,			(Unaudited) Six months ended December 31,
(In thousands, except per share data)	2006	2005		2006	2005
Interest income:
Loans	$4,281		$3,316	$8,446		$6,475
Investments and mortgage - backed securities	921		923	1,847		1,894

Total interest income	5,202		4,239	10,293		8,369

Interest expense:

Deposits	2,567		1,938	4,696		3,757
Borrowed funds	1		—	97		—

Total interest expense	2,568		1,938	4,793		3,757

Net interest income	2,634		2,301	5,500		4,612

Provision for loan losses	495		30	540		60

Net interest income after provision for loan losses	2,139		2,271	4,960		4,552

Other income (loss):
Service charges	231		264	487		492
Gain on sale of loans	6		9	26		26
Gain (loss) on sale of investments	634		—	634		—
Income from Bank Owned Life Insurance	57		57	113		113
Other	59		37	94		96

Total other income	987		367	1,354		727

Other expense:
Compensation and employee benefits	1,275		1,108	2,529		2,122
Premises and occupancy expense	240		225	472		493
Deposit insurance premium	9		10	18		17
Advertising expense	87		66	158		153
Data processing expense	78		63	165		124
ATM service fees	87		77	176		150
Other operating expenses	483		246	916		493

Total other expense	2,259		1,795	4,434		3,552

Income before income taxes	867		843	1,880		1,727

Provision for income taxes:
Federal	239		230	524		472
State	68		73	134		154

	307		303	658		626

Net income	$560		$540	$1,222		$1,101

Basic and diluted earnings per share (1)	$0.07	$	N/A	$0.15	$	N/A

(1)	No shares of common stock were outstanding during the three and six month periods ended December 31, 2005.

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	(Unaudited) Three months ended December 31,		(Unaudited) Six months ended December 31,
(In thousands)	2006	2005	2006	2005
Net income	$560	$540	$1,222	$1,101
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities during the period	77	29	782	(502)

Less reclassification adjustment for (gains) losses on available for sale securities included in income	(383)	—	(383)	—

Total comprehensive income	$254	$569	$1,621	$599

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

	(Unaudited) Six months ended December 31,
(In thousands)	2006	2005
Operating activities:
Net income	$1,222	$1,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206	205
Provision for loan losses	540	60
Deferred loan origination fees (costs)	(3)	(33)
Amortization of premium (discounts) on investments	27	(86)
Proceeds from sale of loans	1,472	1,560
Loans disbursed for sale in the secondary market	(1,459)	(1,547)
Gain on sale of loans	(26)	(26)
Gain on sale of available for sale investment securities	(634)	—
Loss on sale of other real estate owned	68	—
ESOP shares committed to be released	198	—
Deferred income taxes	(192)	(28)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(26)	(166)
Prepaid expenses and other assets	437	(208)
Accrued interest on deposits	(20)	21
Income taxes payable	181	200
Accrued expenses and other	(224)	(278)

Net cash provided by operating activities	1,767	775

Investing activities:
Proceeds from maturity of available for sale investment securities	16,679	7,000
Proceeds from sale of available for sale investment securities	643	—
Proceeds from repayment of mortgage-backed securities available for sale	4,178	7,121
Proceeds from sale of other real estate owned	49	—
Purchases of mortgage-backed securities available for sale	—	(29,250)
Purchases of available for sale investment securities	(125)	(32,707)
Redemption of Federal Home Loan Bank stock	77	—
Net (increase) decrease in loans	(12,702)	(13,943)
Increase in cash surrender value of life insurance	(112)	(112)
Capital expenditures	(1,058)	(203)

Net cash provided (used) by investing activities	7,629	(62,094)

Financing activities:
Net increase (decrease) in deposits	1,627	(8,257)
Dividends paid to stockholders	(533)	—
Net increase in advances from borrowers for payment of insurance and taxes	6	(172)

Net cash provided (used) by financing activities	1,100	(8,429)

Net increase in cash and cash equivalents	10,496	(69,748)

Cash and cash equivalents at beginning of period	15,010	76,263

Cash and cash equivalents at end of period	25,506	6,515

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

BASIS OF PRESENTATION - United Community Bancorp (the “Company”), a Federally-chartered corporation, is the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. Financial statements prior to the reorganization were the financial statements of the Bank. United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. United Community MHC owns 55% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana.

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. There are no adjustments other than such normal recurring adjustments. The results for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2006, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2006.

2. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of December 31, 2006 and June 30, 2006, the ESOP owned 331,788 shares of the Company’s common stock, which were held in a suspense account until released for allocation to participants. As of December 31, 2006, the Company has committed to release 18,071 shares. The Company recognized compensation expense of $76,000 and $197,000 during the three and six month periods ended December 31, 2006, respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released.

3. STOCK-BASED COMPENSATION – In November 2006, the Company adopted the United Community Bancorp 2006 Equity Incentive Plan (“Equity Incentive Plan”) for the issuance of restricted stock, incentive stock options and non-statutory stock options to employees, officers and directors of the Company. The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the Equity Incentive Plan is 580,630. Of the total shares available, 414,736 may be issued in connection with the exercise of stock options and 165,894 may be issued as restricted stock. The maximum number of shares of common stock that may be covered by options granted under the Equity Incentive Plan to any one person during any one calendar year is 103,684. In December 2006, the Board of Directors of the Company authorized the funding of a trust that will purchase up to 165,894 shares of the Company’s outstanding common stock to be used to fund restricted stock awards under the Equity Incentive Plan. No shares were repurchased during the period ended December 31, 2006. 165,894 shares were repurchased in January 2007.

The Company applies the provisions of Statement of Financial Accounting Standard No. 123(R) (“SFAS 123R”) to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services.

In December 2006, the Company granted restricted stock awards for a total of 149,297 shares of common stock, incentive stock option awards for a total of 219,446 shares of common stock and non-statutory stock option awards for a total of 153,815 shares of common stock. These awards vest at 20% annually from January 2008 through January 2012. As of December 31, 2006, all granted awards remain outstanding and unvested. The remaining average contractual life of the stock option awards is ten years as of December 31, 2006. The related expense for the three and six month periods ended December 31, 2006 was not material. The approximate unvested expense as of December 31, 2006 that will be recorded as expense in future periods is approximately $2.6 million, which is net of the effect of estimated forfeitures. This expense has been calculated for stock options using the Black-Scholes option pricing model using the following assumptions: expected volatility of 11.49%, risk-free interest rate of 4.6%, expected term of ten years and expected dividend yield of 2.3%. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. The weighted average time over which this expense will be recorded is sixty months.

4. EARNINGS PER SHARE (EPS) – Basic EPS is based on the weighted average number of common shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Quarter ended	Six months ended
	December 31, 2006
Basic weighted average outstanding shares	8,148,276	8,145,253

Effect of dilutive stock options and restricted stock	2,608	1,304

Diluted weighted average outstanding shares	8,150,884	8,146,557

The basic weighted average outstanding shares includes 18,071 shares committed to be released from the ESOP. Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on March 30, 2006, there were no shares of common stock outstanding for the 2005 periods.

5. DIVIDENDS – On July 27, 2006 and October 26, 2006, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.07 per share. United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends. The dividends were paid on August 31, 2006 and November 30, 2006. Accordingly, cash dividends approximating $533,000 were paid to shareholders during the six month period ended December 31, 2006. United Community MHC has waived its right to receive cash dividends of approximately $652,000 on its owned shares of Company common stock.

6. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2006	2005
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$671	$450
Interest	$4,800	$3,749

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$782	$(502)
Transfers of loans to other real estate owned	$191	$—

7. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, which concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2006, which is available through the SEC’s website at www.sec.gov , as well as under “Part II—Item 1A. Risk Factors” of this Form 10Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2006 and June 30, 2006

Total assets were $357.6 million at December 31, 2006 and $354.7 million at June 30, 2006. Nonperforming assets increased from $972,000 at June 30, 2006 to $2.6 million at December 31, 2006. The increase in nonperforming assets is primarily the result of a $1.1 million commercial real estate loan being placed on non-accrual status as well as an additional five one-to-four family residential real estate loans being placed on non-accrual status. During the six month period ended December 31, 2006, cash and cash equivalents increased $10.5 million to $25.5 million due to the receipt of municipal deposits. Securities available for sale decreased $16.5 million to $25.6 million and mortgage backed securities available for sale decreased $3.6 million to $30.7 million. The decreases are due to the redeployment of these funds into higher yielding loans. Loans receivable increased $12.0 million to $256.5 million primarily as a result of increases in our commercial real estate loan portfolio. Loan growth in these portfolios is primarily the result of our marketing efforts which include media and personal contacts. Loan growth was funded primarily by maturities of investment securities.

Total liabilities increased $1.6 million to $293.8 million at December 31, 2006 from $292.2 million at June 30, 2006. The increase in liabilities is primarily the result of a $1.6 million increase in deposits, primarily relating to increases in certificates of deposit, partially offset by reductions in municipal deposits.

Stockholders’ equity at December 31, 2006 was $63.8 million compared to $62.5 million at June 30, 2006. The increase is primarily the result of net income of $1.2 million for the six months ended December 31, 2006, an increase in unrealized gains on securities available for sale of $399,000, and a reduction in unearned ESOP shares of $181,000, partially offset by dividends paid of $533,000.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2006 and 2005

General. Net income increased $20,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005, primarily due to a $333,000 increase in net interest income and a $634,000 gain on sale of securities issued by Freddie Mac, partially offset by a $465,000 increase in provision for loan losses and a $464,000 increase in non-interest expenses. Net income for the six months ended December 31, 2006 was $1.2 million, compared to $1.1 million for the six months ended December 31, 2005. The increase in net income for the six month period was primarily the result of a $888,000 increase in net interest income and a $634,000 gain on sale of securities issued by Freddie Mac, partially offset by a $480,000 increase in provision for loan losses and a $882,000 increase in non-interest expenses.

Net Interest Income. Net interest income for the quarter ended December 31, 2006 totaled $2.6 million compared to $2.3 million for the prior year quarter. The increase from the prior year quarter is primarily due to an increase in total interest income of $963,000, partially offset by an increase in total interest expense of $630,000. Interest income on loans increased by $965,000 primarily due to the combined effect of an increase in average balance from $213.6 million to $258.1 million and an increase in average yield from 6.21% to 6.64%. Interest income on investment and mortgage-backed securities decreased by $123,000, primarily due to the impact of a decrease in average balance from $83.4 million to $58.8 million, partially offset by an increase in average yield from 3.56% to 4.21%. The decrease in the average balance of investment and mortgage-backed securities is primarily the result of a redeployment of the proceeds from the sale of these securities to higher yielding loans. Interest income on other interest-earning assets increased $121,000, primarily due to the impact of an increase in average balance from $13.7 million to $23.6 million, partially offset by a decrease in average yield from 5.30% to 5.13%. Interest expense on interest-bearing deposits increased by $629,000, primarily due to the effect of an increase in average rate paid from 2.57% to 3.52%, partially offset by a decrease in average balance from $301.9 million to $292.1 million. The increases in the average yields on loans and investments and in the average rates paid on interest-bearing deposits are primarily the result of an increase in market interest rates.

Net interest income for the six months ended December 31, 2006 totaled $5.5 million compared to $4.6 million for the prior year period. The increase from the prior year period is primarily due to an increase in total interest income of $1.9 million, partially offset by an increase in total interest expense of $1.0 million. Interest income on loans increased by $2.0 million primarily due to the combined effect of an increase in average balance from $208.6 million to $255.1 million and an increase in average yield from 6.21% to 6.62%. Interest income on investment and mortgage-backed securities increased by $52,000, primarily due to the impact of an increase in average yield from 3.53% to 4.57%, partially offset by a decrease in average balance from $79.6 million to $63.9 million. Interest income on other interest-earning assets decreased $99,000, primarily due to the impact of a decrease in average balance from $20.7 million to $17.5 million and a decrease in average yield from 4.72% to 4.44%. Interest expense on interest-bearing deposits increased by $939,000, primarily due to the effect of an increase in average rate paid from 2.54% to 3.30%, partially offset by a decrease in average balance from $296.4 million to $284.3 million. The decrease in the average balance of interest-bearing deposits is primarily the result of a reduction in municipal deposits. Interest expense on borrowed funds increased $97,000 due to average outstanding borrowings of $4.1 million for the six months ended December 31, 2006 compared with no such borrowings during the six months ended December 31, 2005. The increases in the average yields on loans and investments and in the average rates paid on interest-bearing deposits are primarily the result of an increase in market interest rates.

The following table summarizes changes in interest income and interest expense for the three and six months ended December 31, 2006 and 2005.

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,281	$3,316	29.1%	$8,446	$6,475	30.4%
Investment securities	615	742	(17.1)	1313	1406	(6.6)
Other interest-earning assets	306	181	69.1	534	488	9.4

Total interest income	5,202	4,239	22.7	10,293	8,369	23.0

Interest expense:
NOW and money market deposit accounts	960	963	(0.3)	1754	1831	(4.2)
Passbook accounts	189	171	10.5	391	370	5.7
Certificates of deposit	1418	804	76.4	2551	1556	63.9

Total interest-bearing deposits	2,567	1,938	32.5	4,696	3,757	25.0

FHLB advances	1	—	n/a	97	—	n/a

Total interest expense	2,568	1,938	32.5	4,793	3,757	27.6

Net interest income	$2,634	$2,301	14.5	$5,500	$4,612	19.3

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2006 and 2005. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended December 31,						Six Months Ended December 31,
	2006			2005			2006			2005
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:

Interest-earning assets:

Loans	$258,071	$4,281	6.64%	$213,560	$3,316	6.21%	$255,065	$8,446	6.62%	$208,608	$6,475	6.21%

Investment securities	58,788	619	4.21	83,351	742	3.56	63,869	1,458	4.57	79,634	1,406	3.53

Other interest-earning assets	23,568	302	5.13	13,657	181	5.30	17,528	389	4.44	20,688	488	4.72

	340,427	5,202	6.11	310,568	4,239	5.46	336,462	10,293	6.12	308,930	8,369	5.42

Noninterest-earning assets	18,561			23,908			19,398			19,788

Total assets	$358,988			$334,476			$355,860			$328,718

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	$126,664	$960	3.03	$153,582	963	2.51	$123,957	$1,754	2.83	$147,280	1831	2.49

Passbook accounts (1)	42,219	189	1.79	44,383	171	1.54	45,213	391	1.73	44,957	370	1.65

Certificates of deposit (1)	123,209	1418	4.60	103,965	804	3.09	115,197	2551	4.43	104,140	1,556	2.99

Total interest-bearing deposits	292,092	2,567	3.52	301,930	1,938	2.57	284,367	4,696	3.30	296,377	3,757	2.54

FHLB advances	—	1	—	—	—	—	4,100	97	4.73	—	—	—

Total interest-bearing liabilities	292,092	2,568	3.52	301,930	1,938	2.57	288,467	4,793	3.32	296,377	3,757	2.54

Noninterest bearing liabilities	2,836			2,411			3,778			2,307

Total liabilities	294,928			304,341			292,245			298,684

Stockholders’ equity	64,060			30,135			63,615			30,034

Total liabilities and stockholders’ equity	$358,988			$334,476			$355,860			$328,718

Net interest income		$2,634			$2,301			$5,500			$4,612

Interest rate spread			2.59%			2.89%			2.80%			2.88%

Net interest margin (annualized)			3.09%			2.96%			3.27%			2.99%
Average interest-earning assets to average interest-bearing liabilities			116.55%			102.86%			116.64%			104.24%

(1)	Includes municipal deposits

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended December 31, 2006 and 2005.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$2,150	$2,294	$2,105	$2,266
Provision for loan losses	495	30	540	60
Charge offs:
Real estate	—	—	20	13
Nonresidential real estate and land	8	—	8	—
Consumer and other loans	17	149	17	157

Total charge-offs	25	149	45	170

Recoveries
Real estate	5	—	13	9
Consumer and other loans	4	1	16	11

Total recoveries	9	1	29	20

Net charge-offs	16	148	16	150

Allowance at end of period	$2,629	$2,176	$2,629	$2,176

The provision for loan losses was $495,000 for the quarter ended December 31, 2006 compared to $30,000 for the quarter ended December 31, 2005. The increase is primarily due to the increased size of the loan portfolio, as well as an increase of $1.1 million in nonperforming loans for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005. The increase in nonperforming loans is primarily the result of a $1.1 million commercial real estate loan being placed on non-accrual status. Management believes there is adequate collateral securing all these loans. The provision for loan losses was $540,000 for the six months ended December 31, 2006 compared to $60,000 for the six months ended December 31, 2005. The increase is primarily due to the increased size of the loan portfolio, as well as an increase of $1.6 million in nonperforming loans for the six months ended December 31, 2006 as compared to nonperforming loans for the six months ended December 31, 2005. The increase in nonperforming loans is primarily the result of the above-referenced $1.1 million commercial real estate loan being placed on non-accrual status as well as an additional five one-to-four family residential real estate loans being placed on non-accrual status.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At December 31, 2006	At June 30, 2006	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$987	$602	63.95%
Nonresidential real estate and land	1,351	183	638.25
Consumer and other loans	39	36	8.33

Total	2,377	821	189.52
Real estate owned	225	151	49.01

Total nonperforming assets	$2,602	$972	167.70

Total nonperforming loans to total loans	0.93%	0.33%	181.82
Total nonperforming loans to total assets	0.66%	0.23%	186.96
Total nonperforming assets to total assets	0.73%	0.27%	170.37

Other Income. The following table summarizes other income for the three and six months ended December 31, 2006 and 2005.

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Service charges	$231	$264	-12.5%	$487	$492	-1.0%
Gain on sale of loans	6	9	(33.3)	26	26	—

Gain on sale of investments	634	—	n/a	634	—	n/a
Income from Bank Owned Life Insurance	57	57	—	113	113	—
Other	59	37	59.5	94	96	-2.1

Total	$987	$367	168.9	$1,354	$727	86.2

Noninterest income was $987,000 for the quarter ended December 31, 2006, compared to $367,000 for the same period in 2005. A gain on sale of securities issued by Freddie Mac of $634,000 was recorded for the quarter ended December 31, 2006, compared to no such gain for the same period in 2005. The proceeds from the sale of investment securities were used to fund loan growth. Additionally, a decrease of $33,000 in service charge income was partially offset by a $22,000 increase in other income. Noninterest income was $1.4 million for the six months ended December 31, 2006, compared to $727,000 for the same period in 2005, primarily due to the gain on sale of securities issued by Freddie Mac of $634,000 that was reported for the six months ended December 31, 2006, compared to no such gain for the same period in 2005. Other income is primarily comprised of rental income, profit on the sale of real estate owned and income from the sale of non-deposit products and services.

Other Expense. The following table summarizes other expense for the three and six months ended December 31, 2006 and 2005.

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Compensation and employee benefits	$1,275	$1,108	15.07%	$2,529	$2,122	19.18%
Premises and occupancy expense	240	225	6.67	472	493	(4.26)
Deposit insurance premium	9	10	(10.00)	18	17	5.90
Advertising expense	87	66	31.82	158	153	3.27
Data processing expense	78	63	23.81	165	124	33.06
ATM service fees	87	77	12.99	176	150	17.33
Other operating expenses	483	246	96.34	916	493	85.80

Total	$2,259	$1,795	25.85	$4,434	$3,552	24.83

Noninterest expense was $2.3 million for the quarter ended December 31, 2006 compared to $1.8 million for the same prior year period. The increase in noninterest expense was primarily the result of a $167,000 increase in compensation and benefit expense resulting from an increase in the number of employees to staff our new Aurora branch and our St. Leon branch which is expected to open in April 2007, annual salary increases and performance bonuses paid, and a $237,000 increase in other operating expenses due to additional expenses associated with being a public company. Noninterest expense was $4.4 million for the six months ended December 31, 2006 compared to $3.6 million for the same prior year period. The increase in noninterest expense was primarily the result of a $407,000 increase in compensation and benefit expense resulting from an increase in the number of employees to staff our new Aurora and proposed St. Leon branches, annual salary increases and performance bonuses paid, and a $423,000 increase in other operating expenses due to additional expenses associated with being a public company. Other operating expenses are primarily comprised of miscellaneous loan expense, professional fees, bank fees and office expenses.

Income Taxes. Income tax expense increased $4,000 to $307,000 for the quarter ended December 31, 2006, compared to $303,000 for the same period in 2005. The increase in expense is primarily due to a $24,000 increase in pre-tax earnings. Income tax expense increased $32,000 to $658,000 for the six months ended December 31, 2006, compared to $626,000 for the same period in 2005. The increase in expense is primarily due to a $153,000 increase in pre-tax earnings.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $25.5 million and $15.0 million at December 31, 2006 and June 30, 2006, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $4.8 million and $2.1 million at December 31, 2006 and June 30, 2006, respectively. Total securities classified as available-for-sale were $56.2 million and $76.3 million at December 31, 2006 and June 30, 2006, respectively. In addition, at June 30, 2006, we had the ability to borrow a total of approximately $85 million from the Federal Home Loan Bank of Indianapolis. There were no outstanding borrowings from the Federal Home Loan Bank of Indianapolis as of December 31, 2006 and June 30, 2006.

At December 31, 2006 and June 30, 2006, we had $20.4 million and $23.5 million in loan commitments outstanding, respectively. At December 31, 2006, this consisted of $3.9 million of mortgage loan commitments, $12.2 million in unused home equity lines of credit and $4.3 million in commercial lines of credit. At December 31, 2006 and June 30, 2006, we also had $3.4 million of letters of credit outstanding. At June 30, 2006, we had $6.5 million in mortgage loan commitments, $14.5 million in unused home equity lines of credit and $2.5 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2006 and June 30, 2006 totaled $85.0 million and $67.7 million, respectively. This represented 65.7% and 64.1% of certificates of deposit at December 31, 2006 and June 30, 2006, respectively. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At December 31, 2006, $128.2 million, or 44.0% of our total deposits, consisted of municipal deposits compared to $138.6 million, or 47.8% of total deposits at June 30, 2006. Municipal deposits are generally short-term deposits and are generally considered rate-sensitive instruments. In recent years, we have increased our municipal deposits significantly. Municipal deposits fluctuate depending on various circumstances, including local tax revenues and the payment obligations of the municipalities whose funds are on deposit. During the three months ended December 31, 2006, we experienced a net increase in municipal deposits of $2.4 million and during the six months ended December 31, 2006, we experienced a net decrease in municipal deposits of $10.4 million.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006 and June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from the stock offering in March 2006 increased our consolidated equity by $30.5 million. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan, unless extraordinary circumstances exist and we receive regulatory approval. See Note 5 of the financial statements that accompany this report for information concerning dividends declared and paid by the Company during the six months ended December 31, 2006.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2006:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2006 (unaudited)

Tier 1 capital to risk-weighted assets	$46,630	20.6%	$9,056	4.0%	$13,584	6.0%

Total capital to risk-weighted assets	48,846	21.6%	18,111	8.0%	22,639	10.0%

Tier 1 capital to adjusted total assets	$46,630	13.2%	14,183	4.0%	17,729	5.0%

Tangible capital to adjusted total assets	$46,630	13.2%	5,319	1.5%

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

For the year ended June 30, 2006 and for the six months ended December 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$60,138	-14,914	-20%	16.88%	-323	bp
200	65,479	-9,573	-13	18.08	-203	bp
100	70,445	-4,607	-6	19.15	-96	bp
0	75,052	—	—	20.11	—
(100)	78,860	3,808	5	20.87	76	bp
(200)	82,642	7,590	10	21.61	150	bp

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

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

The Company did not repurchase any of its common stock during the six month period ended December 31, 2006. In December 2006, the Board of Directors of the Company authorized the funding of a trust to purchase up to 165,894 shares of the Company’s outstanding common stock to be used to fund restricted stock awards under the United Community Bancorp 2006 Equity Incentive Plan. No shares were repurchased during the period ended December 31, 2006. 165,894 shares were repurchased in January 2007.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on November 16, 2006. The results of the vote on the items of business considered at the Annual Meeting were as follows:

1. The following individuals were elected as directors, each for a three year term, except for Mr. Weismiller who was elected for a two year term:

	VOTES FOR	VOTES WITHHELD
William S. Gehring	8,087,247	44,107
Jerry W. Hacker	8,005,553	125,801
Anthony C. Meyer	8,091,437	39,917
Ralph B. Sprecher	8,091,337	40,017
Frank E. Weismiller, Jr.	8,087,777	43,577

2. The United Community Bancorp 2006 Equity Incentive Plan was approved by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
7,156,321	248,441	82,599

3. The appointment of Clark, Schaefer, Hackett & Co. as independent registered public accountants for the Company for the year ended June 30, 2007 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
8,077,155	56,010	6,725

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: February 14, 2007	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: February 14, 2007	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer