Form 10-Q
period 2007-03-31
United Community Bancorp
filed 2007-05-14
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, there were 8,298,106 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

Part I. Financial Information

Item 1.	Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2007 and June 30, 2006

Assets

(In thousands, except shares)	(Unaudited) March 31, 2007	June 30, 2006
Cash and cash equivalents	$48,200	$15,010
Investment securities:
Securities available for sale - at estimated market value	20,993	42,083
Securities held to maturity - at amortized cost (market approximates cost)	223	245
Mortgage-backed securities available for sale - at estimated market value	28,957	34,263
Loans receivable, net	268,602	244,537
Property and equipment, net	6,380	5,427
Federal Home Loan Bank stock, at cost	1,610	1,687
Accrued interest receivable:
Loans	1,387	1,358
Investments and mortgage-backed securities	513	581
Other real estate owned, net	140	151
Cash surrender value of life insurance policies	6,293	6,124
Deferred income taxes	2,136	1,964
Prepaid expenses and other assets	806	1,277

Total assets	$386,240	$354,707

Liabilities and Stockholders’ Equity

Deposits	$321,179	$289,807
Accrued interest on deposits	151	114
Advances from borrowers for payment of insurance and taxes	251	149
Accrued expenses and other liabilities	2,490	2,152

Total liabilities	324,071	292,222
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued at March 31, 2007 and June 30, 2006; 8,298,106 and
8,464,000 shares outstanding at March 31, 2007 and June 30, 2006	36	36
Additional paid-in capital	36,736	36,415
Retained earnings	30,772	29,636
Less unearned ESOP shares	(3,104)	(3,318)
Less treasury stock, at cost - 165,894 shares at March 31, 2007	(2,118)	—
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income taxes	(153)	(284)

Total stockholders’ equity	62,169	62,485

Total liabilities and stockholders’ equity	$386,240	$354,707

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Income

	(Unaudited) Three months ended March 31,			(Unaudited) Nine months ended March 31,
(In thousands, except per share data)	2007	2006		2007	2006
Interest income:
Loans	$4,361		$3,623	$12,807		$10,098
Investments and mortgage - backed securities	1,068		923	2,915		2,817

Total interest income	5,429		4,546	15,722		12,915

Interest expense:
Deposits	2,737		1,899	7,433		5,656
Borrowed funds	—		41	97		41

Total interest expense	2,737		1,940	7,530		5,697

Net interest income	2,692		2,606	8,192		7,218
Provision for loan losses	95		30	635		90

Net interest income after provision for loan losses	2,597		2,576	7,557		7,128

Other income (loss):
Service charges	239		214	726		706
Gain on sale of loans	6		10	32		36
Gain (loss) on sale of investments	587		(286)	1,221		(286)
Income from Bank Owned Life Insurance	56		56	169		169
Other	113		123	207		219

Total other income	1,001		117	2,355		844

Other expense:
Compensation and employee benefits	1,504		1,197	4,033		3,319
Premises and occupancy expense	251		269	723		762
Deposit insurance premium	9		9	27		26
Advertising expense	63		69	221		222
Data processing expense	63		83	228		206
ATM service fees	52		82	228		232
Charitable contributions	3		1,859	7		1,869
Other operating expenses	373		270	1,285		754

Total other expense	2,318		3,838	6,752		7,390

Income (loss) before income taxes	1,280		(1,145)	3,160		582
Income tax provision (benefit)	567		(381)	1,225		245

Net income (loss)	$713		$(764)	$1,935		$337

Basic and diluted earnings per share (1)	$0.09	$	n/a	$0.24	$	n/a

(1)	Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the initial public offering on March 30, 2006, earnings per share for the period from March 30, 2006 to March 31, 2006 is not considered meaningful and is not shown.

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	(Unaudited) Three months ended March 31,		(Unaudited) Nine months ended March 31,
(In thousands)	2007	2006	2007	2006
Net income	$713	$(764)	$1,935	$337
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities during the period	87	(445)	868	(947)
Less reclassification adjustment for (gains) losses on available for sale securities included in income	(355)	189	(737)	189

Total comprehensive income	$445	$(1,020)	$2,066	$(421)

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

	(Unaudited) Nine months ended March 31,
(In thousands)	2007	2006
Operating activities:
Net income	$1,935	$337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	321	354
Provision for loan losses	635	90
Deferred loan origination fees (costs)	(11)	(63)
Amortization of premium (discounts) on investments	57	142
Proceeds from sale of loans	1,855	2,077
Loans disbursed for sale in the secondary market	(1,840)	(2,059)
Gain on sale of loans	(32)	(36)
Loss (gain) on sale of available for sale investment securities	(1,221)	286
Loss on sale of other real estate owned	69	—
ESOP shares committed to be released	238	—
Stock-based compensation expense	297	—
Deferred income taxes	(260)	(146)
Effects of change in operating assets and liabilities:
Accrued interest receivable	39	(241)
Prepaid expenses and other assets	471	(353)
Accrued interest on deposits	37	34
Income taxes payable	395	(303)
Accrued expenses and other	(57)	(4)

Net cash provided by operating activities	2,928	115

Investing activities:
Proceeds from maturity of available for sale investment securities	20,679	7,000
Proceeds from sale of available for sale investment securities	1,239	9,069
Proceeds from maturity of held to maturity investment securities	22	20
Proceeds from repayment of mortgage-backed securities available for sale	6,011	16,531
Proceeds from sale of other real estate owned	134	—
Purchases of mortgage-backed securities available for sale	—	(29,250)
Purchases of available for sale investment securities	(150)	(32,055)
Redemption of Federal Home Loan Bank stock	77	—
Net (increase) decrease in loans	(24,863)	(27,074)
Increase in cash surrender value of life insurance	(169)	(169)
Capital expenditures	(1,275)	(329)

Net cash provided (used) by investing activities	1,705	(56,257)

Financing activities:
Net increase (decrease) in deposits	31,372	2,467
Proceeds from stock issuance, net of conversion cost	—	33,221
Capitalization of mutual holding company	—	(100)
Dividends paid to stockholders	(799)	—
Repurchases of common stock	(2,118)	—
Net increase in advances from borrowers for payment of insurance and taxes	102	(45)

Net cash provided (used) by financing activities	28,557	35,543

Net increase in cash and cash equivalents	33,190	(20,599)
Cash and cash equivalents at beginning of period	15,010	76,263

Cash and cash equivalents at end of period	48,200	55,664

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

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. There are no adjustments other than such normal recurring adjustments. The results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2006, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2006.

2. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of March 31, 2007 and June 30, 2006, the ESOP owned 313,717 and 331,788 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to participants. As of March 31, 2007, the Company has committed to release 3,300 shares. The Company recognized compensation expense of $40,000 and $238,000 during the three and nine month periods ended March 31, 2007, respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released.

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

In December 2006, the Board of Directors of the Company authorized the funding of a trust that purchased 165,894 shares of the Company’s outstanding common stock during the three months ended March 31, 2007 to be used to fund restricted stock awards under the Equity Incentive Plan.

The Company applies the provisions of Statement of Financial Accounting Standard No. 123(R) (“SFAS 123R”) to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services.

In December 2006, the Company granted restricted stock awards for a total of 149,297 shares of common stock, incentive stock option awards for a total of 219,446 shares of common stock and non-statutory stock option awards for a total of 153,815 shares of common stock. These awards vest at 20% annually from January 2008 through January 2012. As of March 31, 2007, all granted awards remain outstanding and unvested. The remaining average contractual life of the stock option awards is 9.75 years as of March 31, 2007. The related expense for the nine month period ended March 31, 2007 was $298,000. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to SFAS 123R. The unvested expense as of March 31, 2007, that will be recorded as expense in future periods, is approximately $2.3 million, which is net of the effect of estimated forfeitures. This expense has been calculated for stock options using the Black-Scholes option pricing model using the following assumptions: expected volatility of 11.49%, risk-free interest rate of 4.6%, expected term of ten years and expected dividend yield of 2.3%. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. The weighted average time over which this expense will be recorded is 60 months.

4. EARNINGS PER SHARE (EPS) – Basic EPS is based on the weighted average number of common shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

`	Quarter ended	Nine months ended
	March 31, 2007
Basic weighted average outstanding shares	8,001,316	8,097,974
Effect of dilutive stock options and restricted stock	15,263	11,449

Diluted weighted average outstanding shares	8,016,579	8,109,423

The basic weighted average outstanding shares includes 3,300 shares committed to be released from the ESOP. Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on March 30, 2006, there were no shares of common stock outstanding for the corresponding 2006 periods.

5. DIVIDENDS – On July 27, 2006, October 26, 2006 and January 25, 2007, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.07 per share. United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends. The dividends were paid on August 31, 2006, November 30, 2006 and February 28, 2007. Accordingly, cash dividends approximating $799,000 were paid to shareholders during the nine month period ended March 31, 2007. United Community MHC has waived its right to receive cash dividends of approximately $978,000 on the shares of Company common stock owned by the MHC.

On April 26, 2007, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.08 per share, payable on or about May 31, 2007. United Community MHC intends to waive its right to receive cash dividends on the shares of Company common stock owned by it.

6. REPURCHASES OF COMMON STOCK – During December 2006, the Board of Directors of the Company authorized the funding of a trust that purchased 165,894 shares of the Company’s outstanding common stock during the three months ended March 31, 2007 to be used to fund restricted stock awards granted under the Equity Incentive Plan. The repurchased stock has been recorded as treasury stock at cost of $2,118,000 in the accompanying consolidated statement of financial position as of March 31, 2007.

In April 2007, the Board of Directors of the Company authorized the repurchase of an additional 190,440 shares of the Company’s outstanding common stock subject to market conditions.

7. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$1,089	$1,217
Interest	$7,490	$5,615
Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$131	($758)
Transfers of loans to other real estate owned	$191	$0

8. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The issue requires that an employer who issues an endorsement split-dollar life insurance arrangement that provides a benefit to an employee should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, if in substance a postretirement plan exists, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion”, if the arrangement is, in substance, an individual deferred compensation contract, based on the substantive agreement with the employee. This issue is effective for fiscal years beginning after December 31, 2007 with earlier application permitted. Management is currently assessing the impact of this issue on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide guidance in quantifying the effects of financial statement misstatements. SAB 108 requires the Company to quantify the materiality of such errors under both the “rollover” and “iron curtain” approaches. The Company does not expect any material impact from the application of SAB 108.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 155”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company does not expect this Statement to have a material effect on its consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2007 and June 30, 2006

Total assets were $386.2 million at March 31, 2007 compared to $354.7 million at June 30, 2006. Nonperforming assets increased from $972,000 at June 30, 2006 to $3.1 million at March 31, 2007. The increase in nonperforming assets is primarily due to an increase in nonperforming loans as the result of three commercial real estate loans totaling $1.8 million and three one-to-four family residential real estate loans totaling $300,000. During the nine month period ended March 31, 2007, cash and cash equivalents increased $33.2 million to $48.2 million due primarily to a $21.3 million increase in certificates of deposit and a $7.9 million increase in municipal deposits. Securities available for sale decreased $21.1 million to $21.0 million and mortgage backed securities available for sale decreased $5.3 million to $29.0 million. The decreases are due to the redeployment of these funds into higher yielding loans. Loans receivable increased $24.1 million to $268.6 million primarily as a result of increases in our commercial real estate loan portfolio. Loan growth in this portfolio is primarily the result of our marketing efforts which include media and personal contacts. Loan growth was funded primarily by sales and maturities of investment securities and by the increase in deposits.

Total liabilities increased $31.8 million to $324.1 million at March 31, 2007 from $292.2 million at June 30, 2006. The increase in liabilities is primarily the result of a $31.4 million increase in deposits, primarily relating to increases in certificates of deposits of $21.3 million, demand deposits of $2.7 million and municipal deposits of $7.9 million, and an increase in accrued liabilities primarily resulting from an increase in income taxes payable. The increase in certificates of deposit is primarily the result of the Bank’s offering of promotional rates on seven-month certificates of deposit in connection with the opening of its Aurora branch office.

Stockholders’ equity at March 31, 2007 was $62.2 million compared to $62.5 million at June 30, 2006. The decrease is primarily due to the repurchase of 165,894 shares of common stock to fund a trust used to fund restricted stock awards under the Company’s 2006 Equity Incentive Plan at an aggregate cost of $2.1 million and dividends paid of $799,000, offset by net income of $1.9 million for the nine months ended March 31, 2007, a decrease in unrealized losses on securities available for sale of $131,000, a reduction in unearned ESOP shares and related market value adjustments of $238,000, and stock-based compensation expense of $297,000.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2007 and 2006

General. Net income increased to $713,000 for the three months ended March 31, 2007 compared to a net loss of $764,000 for the three months ended March 31, 2006. The increase in net income was the result of an $86,000 increase in net interest income, an $884,000 increase in non-interest income and a $1.5 million reduction in non-interest expenses, partially offset by a $65,000 increase in provision for loan losses and a $948,000 increase in income tax expense. Net income for the nine months ended March 31, 2007 was $1.9 million compared to $337,000 for the nine months ended March 31, 2006. The increase in net income for the nine month period was the result of a $974,000 increase in net interest income, a $1.5 million increase in non-interest income and a $638,000 reduction in non-interest expenses, partially offset by a $545,000 increase in provision for loan losses and a $980,000 increase in income tax expense.

Net Interest Income. Net interest income for the quarter ended March 31, 2007 totaled $2.7 million compared to $2.6 million for the prior year quarter. The increase from the prior year quarter is primarily due to an increase in total interest income of $883,000, partially offset by an increase in total interest expense of $797,000. Interest income on loans increased by $738,000 primarily due to the combined effect of an increase in average balance from $224.5 million to $265.7 million and an increase in average yield from 6.45% to 6.56%. Interest income on investment and mortgage-backed securities decreased by $144,000 to $603,000, primarily due to the impact of a decrease in average balance from $74.4 million to $51.7 million, partially offset by an increase in average yield from 4.01% to 4.67%. The decreases in investment and mortgage-backed securities is due to the deployment of the proceeds of these securities into higher yielding loans. Interest income on other interest-earning assets increased $289,000 to $465,000, primarily due to the impact of an increase in average balance from $31.1 million to $47.1 million and an increase in average yield from 2.26% to 3.95%. Interest expense on interest-bearing deposits increased by $838,000 primarily due to the effect of an increase in average balance from $302.6 million to $317.9 million and an increase in the average rate paid from 2.51% to 3.44%. Interest expense on borrowed funds decreased $41,000 due to average outstanding borrowings of $6.7 million for the quarter ended March 31, 2006 compared with the absence of such borrowings during the quarter ended March 31, 2007. The increases in the average yields on loans and investments and in the average rates paid on interest-bearing deposits are primarily the result of an increase in market interest rates.

Net interest income for the nine months ended March 31, 2007 totaled $8.2 million compared to $7.2 million for the prior year period. The increase from the prior year period is primarily due to an increase in total interest income of $2.8 million, partially offset by an increase in total interest expense of $1.8 million. Interest income on loans increased by $2.7 million primarily due to the combined effect of an increase in average balance from $213.9 million to $258.6 million and an increase in average yield from 6.29% to 6.60%. Interest income on investment and mortgage-backed securities decreased by $31,000 to $2.1 million, primarily due to the impact of a decrease in average balance from $77.9 million to $59.8 million, partially offset by an increase in average yield from 3.58% to 4.59%. Interest income on other interest-earning assets increased $129,000 to $854,000, primarily due to the impact of an increase in average balance from $24.2 million to $27.4 million and an increase in average yield from 4.00% to 4.16%. Interest expense on interest-bearing deposits increased by $1.8 million, primarily due to the effect of an increase in average rate paid from 2.53% to 3.35%, partially offset by a decrease in average balance from $298.5 million to $295.6 million. Interest expense on borrowed funds increased $56,000 due to an increase in average outstanding borrowings from $2.0 million to $2.7 million and an increase in average rate paid from 2.77% to 4.73%. The increases in the average yields on loans and investments and in the average rates paid on interest-bearing deposits and borrowed funds are primarily the result of an increase in market interest rates. The increase in borrowings was used to fund loan growth.

The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2007 and 2006.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,361	$3,623	20.37%	$12,807	$10,098	26.83%
Investment securities	603	747	(19.28)	2,061	2,092	(1.48)
Other interest-earning assets	465	176	164.20	854	725	17.79

Total interest income	5,429	4,546	19.42	15,722	12,915	21.73
Interest expense:
NOW and money market deposit accounts	942	863	9.15	2,696	2,693	0.11
Passbook accounts	191	160	19.38	582	530	9.81
Certificates of deposit	1,604	876	83.11	4,155	2,433	70.78

Total interest-bearing deposits	2,737	1,899	44.13	7,433	5,656	31.42
FHLB advances	—	41	n/a	97	41	136.59

Total interest expense	2,737	1,940	41.08	7,530	5,697	32.17

Net interest income	$2,692	$2,606	3.30	$8,192	$7,218	13.49

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2007 and 2006. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2007			2006			2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$265,745	$4,361	6.56%	$224,530	$3,623	6.45%	$258,625	$12,807	6.60%	$213,915	$10,098	6.29%
Investment securities	51,697	603	4.67	74,436	747	4.01	59,812	2,061	4.59	77,901	2,092	3.58
Other interest-earning assets	47,073	465	3.95	31,126	176	2.26	27,376	854	4.16	24,154	725	4.00

	364,515	5,429	5.96	330,092	4,546	5.51	345,813	15,722	6.06	315,970	12,915	5.45
Noninterest-earning assets	18,649			21,787			19,149			20,207

Total assets	$383,164			$351,879			$364,962			$336,177

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	$140,174	$942	2.69	$154,270	$863	2.24	$129,363	$2,696	2.78	$149,610	$2,693	2.40
Passbook accounts (1)	42,726	191	1.79	44,598	160	1.44	44,384	582	1.75	44,838	530	1.58
Certificates of deposit (1)	135,024	1,604	4.75	103,756	876	3.38	121,806	4,155	4.55	104,012	2,433	3.12

Total interest-bearing deposits	317,924	2,737	3.44	302,624	1,899	2.51	295,553	7,433	3.35	298,460	5,656	2.53
FHLB advances	—	—	—	6,711	41	2.44	2,733	97	4.73	1,975	41	2.77

Total interest-bearing liabilities	317,924	2,737	3.44	309,335	1,940	2.51	298,286	7,530	3.37	300,435	5,697	2.53

Noninterest bearing liabilities	3,038			1,311			3,532			1,975

Total liabilities	320,962			310,646			301,818			302,410
Stockholders’ equity	62,202			41,233			63,144			33,767

Total liabilities and stockholders’ equity	$383,164			$351,879			$364,962			$336,177

Net interest income		$2,692			$2,606			$8,192			$7,218

Interest rate spread			2.52%			3.00%			2.69%			2.92%
Net interest margin (annualized)			2.95%			3.16%			3.16%			3.05%
Average interest-earning assets to average interest-bearing liabilities			114.65%			106.71%			115.93%			105.17%

(1)	Includes municipal deposits

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended March 31, 2007 and 2006.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Allowance at beginning of period	$2,629	$2,176	$2,105	$2,266
Provision for loan losses	95	30	635	90
Charge offs:
Real estate	—	—	20	13
Nonresidential real estate and land	—	—	8	—
Consumer and other loans	1	184	18	341

Total charge-offs	1	184	46	354

Recoveries
Real estate	7	—	20	9
Consumer and other loans	40	1	56	12

Total recoveries	47	1	76	21

Net charge-offs	(46)	183	(30)	333

Allowance at end of period	$2,770	$2,023	$2,770	$2,023

The provision for loan losses was $95,000 for the quarter ended March 31, 2007 compared to $30,000 for the quarter ended March 31, 2006. The provision for loan losses was $635,000 for the nine months ended March 31, 2007 compared to $90,000 for the nine months ended March 31, 2006. The increase in primarily due to the increase in size of the loan portfolio, as well as an increase of $2.2 million in nonperforming loans for the nine months ended March 31, 2007 as compared to a decrease of $214,000 in nonperforming loans for the nine months ended March 31, 2006. The increase in nonperforming loans is primarily the result of three commercial real estate loans totaling $1.8 million and three one-to-four family residential real estate loans totaling $0.3 million. The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At March 31, 2007	At June 30, 2006	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$930	$602	54.49%
Nonresidential real estate and land	1,937	183	958.47
Consumer and other loans	117	36	225.00

Total	2,984	821	263.46
Real estate owned	140	151	(7.28)

Total nonperforming assets	$3,124	$972	221.40

Total nonperforming loans to total loans	1.11%	0.33%	236.65
Total nonperforming loans to total assets	0.77%	0.23%	235.90
Total nonperforming assets to total assets	0.81%	0.27%	199.56

Other Income. The following table summarizes other income for the three and nine months ended March 31, 2007 and 2006.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Service charges	$239	$214	11.7%	$726	$706	2.8%
Gain on sale of loans	6	10	(40.0)	32	36	(11.1)
Gain (loss) on sale of investments	587	(286)	(305.2)	1,221	(286)	(526.9)
Income from Bank Owned Life Insurance	56	56	—	169	169	—
Other	113	123	(8.1)	207	219	(5.5)

Total	$1,001	$117	755.6	$2,355	$844	179.0

Noninterest income was $1.0 million for the quarter ended March 31, 2007, compared to $117,000 for the same period in 2006. A gain on sale of investments of $587,000 was reported for the quarter ended March 31, 2007, compared to a loss of $286,000 for the same period in 2006. The gain is primarily related to the sale of securities issued by Freddie Mac, the proceeds of which were used to fund loan growth.

Noninterest income was $2.4 million for the nine months ended March 31, 2007, compared to $844,000 for the same period in 2006, primarily due to the gain on sale of investments of $1.2 million that was reported for the nine months ended March 31, 2007, compared to a loss of $286,000 for the same period in 2006. The gain is primarily related to the sale of securities issued by Freddie Mac, the proceeds of which were used to fund loan growth.

Other Expense. The following table summarizes other expense for the three and nine months ended March 31, 2007 and 2006.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Compensation and employee benefits	$1,504	$1,197	25.6%	$4,033	$3,319	21.5%
Premises and occupancy expense	251	269	(6.7)	723	762	(5.1)
Deposit insurance premium	9	9	—	27	26	3.8
Advertising expense	63	69	(8.7)	221	222	(0.5)
Data processing expense	63	83	(24.1)	228	206	10.7
ATM service fees	52	82	(36.6)	228	232	(1.7)
Charitable contributions	3	1,859	(99.8)	7	1,869	(99.6)
Other operating expenses	373	270	38.1	1,285	754	70.4

Total	$2,318	$3,838	(39.6)	$6,752	$7,390	(8.6)

Noninterest expense was $2.3 million for the quarter ended March 31, 2007 compared to $3.8 million for the same prior year period. The decrease in noninterest expense was primarily the result of a $1.9 million decrease in charitable contributions, partially offset by an increase in compensation and benefit expense of $307,000 and an increase in other expenses of $103,000. The reduction in charitable contributions is due to the funding of the United Community Charitable Foundation of $1.9 million during the quarter ended March 31, 2006. The increase in compensation and benefit expense is primarily due to stock-based compensation expense of $298,000 during the quarter ended March 31, 2007 as well as an increase in the number of employees to staff our new Aurora branch and our proposed St. Leon branch, which opened on May 7, 2007. The increase in stock-based compensation is due in part to the Company’s election to recognize compensation expense associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to SFAS 123R, as follows: $1,190,000 in year one; $669,000 in year two; $408,000 in year three; $235,000 in year four and $104,000 in year five. The increase in other expenses is primarily due to additional expenses associated with being a public company.

Noninterest expense was $6.8 million for the nine months ended March 31, 2007 compared to $7.4 million for the same prior year period. The decrease in noninterest expense was primarily the result of a $1.9 million decrease in charitable contributions, partially offset by a $714,000 increase in compensation and benefit expense, and a $531,000 increase in other operating expenses. The reduction in charitable contributions is due to the absence of the 2006 funding of the United Community Charitable Foundation as discussed above. The increase in compensation and benefit expense is due to stock-based compensation expense of $298,000 during the nine months ended March 31, 2007 as well as an increase in the number of employees to staff our new Aurora and proposed St. Leon branches as discussed above. The increase in stock-based compensation is due in part to the Company’s election to recognize compensation expense associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to SFAS 123R, as follows: $1,190,000 in year one; $669,000 in year two; $408,000 in year three; $235,000 in year four and $104,000 in year five. The increase in other expenses is primarily due to additional expenses associated with being a public company. Other operating expenses are primarily comprised of miscellaneous loan expense, professional fees, bank fees and office expenses.

Income Taxes. Income tax expense was $567,000 for the quarter ended March 31, 2007 compared to an income tax benefit of $381,000 for the same period in 2006. The increase in expense is primarily due to a $2.4 million increase in pre-tax earnings as well as an increase in the annual effective tax rate resulting primarily from nondeductible charges related to certain stock-based compensation awards.

Income tax expense increased $980,000 to $1.2 million for the nine months ended March 31, 2007, compared to $245,000 for the same period in 2006. The increase in expense is primarily due to a $2.6 million increase in pre-tax earnings.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $48.2 million and $15.0 million at March 31, 2007 and June 30, 2006, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $3.6 million and $2.1 million at March 31, 2007 and June 30, 2006, respectively. Total securities classified as available-for-sale were $50.0 million and $76.3 million at March 31, 2007 and June 30, 2006, respectively. In addition, at June 30, 2006, we had the ability to borrow a total of approximately $85 million from the Federal Home Loan Bank of Indianapolis. There were no outstanding borrowings from the Federal Home Loan Bank of Indianapolis as of March 31, 2007 and June 30, 2006.

At March 31, 2007 and June 30, 2006, we had $22.4 million and $23.5 million in loan commitments outstanding, respectively. At March 31, 2007, this consisted of $5.5 million of mortgage loan commitments, $12.2 million in unused home equity lines of credit and $4.7 million in commercial lines of credit. At March 31, 2007 and June 30, 2006, we also had $3.4 million of letters of credit outstanding. At June 30, 2006, we had $6.5 million in mortgage loan commitments, $14.5 million in unused home equity lines of credit and $2.5 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2007 and June 30, 2006 totaled $101.6 million and $67.7 million, respectively. This represented 73.8% and 64.1% of certificates of deposit at March 31, 2007 and June 30, 2006, respectively. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At March 31, 2007, $146.5 million, or 45.6% of our total deposits, consisted of municipal deposits compared to $138.6 million, or 47.8% of total deposits at June 30, 2006. Municipal deposits are generally short-term deposits and are generally considered rate-sensitive instruments. In recent years, we have increased our municipal deposits significantly. Municipal deposits fluctuate depending on various circumstances, including local tax revenues and the payment obligations of the municipalities whose funds are on deposit. During the three months ended March 31, 2007, we experienced a net increase in municipal deposits of $18.3 million and during the nine months ended March 31, 2007, we experienced a net increase in municipal deposits of $7.9 million.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007 and June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from the stock offering in March 2006 increased our consolidated equity by $30.5 million. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan, unless extraordinary circumstances exist and we receive regulatory approval. See Note 5 of the financial statements that accompany this report for information concerning dividends declared and paid by the Company during the nine months ended March 31, 2007.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2007:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2007 (unaudited)
Tier 1 capital to risk-weighted assets	$47,440	19.76%	$9,601	4.00%	$14,402	6.00%
Total capital to risk-weighted assets	49,810	20.75%	19,202	8.00%	24,003	10.00%
Tier 1 capital to adjusted total assets	47,440	12.48%	15,205	4.00%	19,006	5.00%
Tangible capital to adjusted total assets	47,440	12.48%	5,702	1.50%

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

For the year ended June 30, 2006 and for the nine months ended March 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Present Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$48,438	-13,550	-22%	12.78%	-289bp
200	53,440	-8,548	-14	13.88	-178bp
100	57,746	-4,242	-7	14.80	-87bp
0	61,988	—	—	15.67	—
-100	65,674	3,686	6	16.39	73bp
-200	68,942	6,954	11	17.01	135bp

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In December 2006, the Board of Directors of the Company authorized the funding of a trust to purchase up to 165,894 shares of the Company’s outstanding common stock to be used to fund restricted stock awards under the United Community Bancorp 2006 Equity Incentive Plan. 165,894 shares were repurchased in January 2007. In April 2007, the Board of Directors of the Company authorized the repurchase of an additional 190,400 shares of the Company’s outstanding common stock. Repurchases will be made from time to time depending on market conditions and other factors.

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2007.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 2007	165,894	$12.77	165,894	—
Beginning date: January 1, 2007
Ending date: January 31, 2007

February 2007	—	n/a	—	—
Beginning date: February 1, 2007
Ending date: February 28, 2007

March 2007	—	n/a	—	—
Beginning date: March 1, 2007
Ending date: March 31, 2007

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

Exhibit 31.1   Certification of Chief Executive Officer

Exhibit 31.2   Certification of Chief Financial Officer

Exhibit 32      Section 1305 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: May 10, 2007	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer