Form 10-K
period 2007-06-30
United Community Bancorp
filed 2007-09-27
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 29, 2006 was $38,175,409. The number of shares outstanding of the registrant’s common stock as of September 14, 2007 was 8,464,000, of which 4,655,200 shares were held by United Community MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

United Community Bancorp. United Community Bancorp was organized as a federal corporation upon completion of United Community Bank’s reorganization into the mutual holding company form of organization (the “Reorganization”) on March 30, 2006. As a result of the Reorganization, United Community Bank became a wholly owned subsidiary of United Community Bancorp and United Community Bancorp became a majority-owned subsidiary of United Community MHC, a federally chartered mutual holding company. United Community Bancorp’s business activities is the ownership of the outstanding capital stock of United Community Bank and management of the investment of offering proceeds retained from the Reorganization. United Community Bancorp neither owns nor leases any property, but instead, will use the premises, equipment and other property of United Community Bank with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, United Community Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

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

United Community Bank. United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana. At June 30, 2007, we had approximately $381.1 million in assets and $316.1 million in deposits. We operate as a community-oriented financial institution offering a full menu of banking services and products to consumers and businesses in our market areas. Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to one of a full-service financial institution servicing the needs of consumer and commercial customers.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2006, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 34.94% of the deposits in Dearborn County, which was the largest market share out of the eight financial institutions with offices in Dearborn County. In addition, banks owned by large out-of-state bank holding companies such as Wells Fargo & Company, Fifth Third Bancorp and U.S. Bancorp also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

At June 30, 2007, the largest outstanding multi-family real estate loan had an outstanding balance of $3.65 million and is secured by apartment buildings in Cincinnati, Ohio. This loan was performing according to its original terms at June 30, 2007.

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

At June 30, 2007, we had $67.8 million in nonresidential real estate loans outstanding, or 24.4% of total loans, and $8.5 million in land loans outstanding, or 3.1% of total loans.

At June 30, 2007, the largest outstanding nonresidential real estate loan had an outstanding balance of $3.74 million. This loan is secured by a national retail pharmacy and was performing according to its original terms at June 30, 2007. At June 30, 2007, our largest land loan, which was performing according to its original terms at that date, was for $2.85 million and was secured by a mobile home park.

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

At June 30, 2007, our largest outstanding residential construction loan was for $1.0 million, of which $535,000 was outstanding. At June 30, 2007, our largest outstanding commercial construction loan was for $3.77 million, of which $3.74 million was outstanding, and is secured by a national retail pharmacy. These loans were performing in accordance with their original terms at June 30, 2007.

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

At June 30, 2007, our largest commercial loan was a $644,000 loan secured by assets of a life jacket manufacturer. This loan was performing in accordance with its original terms at June 30, 2007.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our stated capital and reserves. At June 30, 2007, our general regulatory limit on loans to one borrower was $7.9 million. On June 30, 2007, our largest lending relationship was a $6.7 million commercial real estate loan relationship. The loans that comprise this relationship were performing according to their original terms at June 30, 2007.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2007.

At June 30, 2007, our investment portfolio totaled $44.2 million and consisted primarily of U.S. Government sponsored entity securities and mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, securities of municipal governments and mutual funds that invest in adjustable-rate mortgages and U.S. Treasury obligations.

At June 30, 2007, $13.6 million of our investment portfolio consisted of callable securities. These securities contain either a one-time call option or may be called anytime during the life of the security. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

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

Deposit Accounts. Substantially all of our depositors are residents of the State of Indiana. We attract deposits in our market area through advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2007, $138.0 million, or 43.7% of our total deposits, were municipal deposits. At June 30, 2007, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

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

Personnel

As of June 30, 2007, we had 70 full-time employees and 13 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

United Community Bank’s only active subsidiary is United Community Bank Financial Services, Inc. United Community Bank Financial Services, Inc. receives commissions from the sale of non-deposit investment and insurance products.

Regulation and Supervision

General

As a federal mutual holding company, United Community MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. United Community Bancorp as a federally chartered corporation, is also subject to reporting to and regulation by the Office of Thrift Supervision. United Community Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. United Community Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. United Community Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test United Community Bank’s safety and soundness and compliance with various regulatory requirements.

This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on United Community MHC, United Community Bancorp, United Community Bank and their operations. Certain regulatory requirements applicable to United Community Bank and to United Community MHC are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on United Community Bank and United Community MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Holding Company Regulation

General. United Community MHC is a savings and loan holding company within the meaning of federal law. As such, United Community MHC is registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over United Community MHC and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Activities Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as United Community MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Association Holding Company Act, unless the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Office of Thrift Supervision.

The Gramm-Leach Bliley Act of 1999 was designed to modernize the regulation of the financial services industry by expanding the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. The legislation also expanded the activities permitted for mutual savings and loan holding companies to also include any activity permitted a “financial holding company” under the legislation, including a broad array of insurance and securities activities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the Office of Thrift Supervision from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of United Community MHC and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test set forth in federal law, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. United Community Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under these rules, the stock holding company subsidiary holds all the shares of the mutual holding company’s savings association subsidiary and issues the majority of its own shares to the mutual holding company parent. In addition, the stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same terms and conditions. Finally, Office of Thrift Supervision regulations maintain that the stock holding company subsidiary must be federally chartered for supervisory reasons.

Acquisition of United Community MHC. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of United Community MHC or institution, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of United Community MHC. Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings associations are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings institutions, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2007, United Community Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $145,000. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended June 30, 2007 averaged 1.24 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2007, United Community Bank maintained 85.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like United Community Bank, it is a subsidiary of a holding company. In the event United Community Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, United Community Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice. Federal law further provides that no insured depository institution may pay a dividend that causes it to fall below any applicable regulatory capital requirement or if it is in default of its FDIC deposit insurance assessment.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Parties. United Community Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including United Community MHC and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by United Community MHC to its executive officers and directors. However, the law contains a specific exception for loans by United Community Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, United Community Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans United Community Bank may make to insiders based, in part, on United Community Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Additional restrictions apply to loans by United Community Bank to its executive officers.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OTS assessments paid by United Community Bank for the fiscal year ended June 30, 2007 totaled $91,000.

Federal Home Loan Bank System

United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Community Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2007 of $1.7 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, United Community Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. United Community Bank complies with the foregoing requirements.

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2003. For its 2007 tax year, United Community Bank’s maximum federal income tax rate was 35%.

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

Executive Officers of the Registrant

Name	Age at June 30, 2007	Principal Position
William F. Ritzmann	59	President and Chief Executive Officer

Elmer G. McLaughlin	55	Executive Vice President, Chief Operating Officer and Corporate Secretary

James W. Kittle	49	Senior Vice President, Lending

Vicki A. March, CPA	52	Senior Vice President, Chief Financial Officer and Treasurer

W. Michael McLaughlin	48	Senior Vice President, Operations

William T. Bird	44	Senior Vice President, Investments, Asset Liability Management

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

W. Michael McLaughlin has served as Senior Vice President, Operations of the Bank since 1983.

William T. Bird has served as Senior Vice President, Investments, Asset Liability Management since 1997 and Commercial Lending from 2004 until 2006. Previously, Mr. Bird served as Chief Financial Officer and Treasurer of Lenox Bancorp, Inc. from 1994 to 1996, and as an asset liability and business planning manager of Sendero Corporation from 1992 to 1994.

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

Lawrenceburg, Indiana, competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the Lawrenceburg area. This is particularly true if gaming operations were to be authorized in Kentucky and/or Ohio, states from which the Lawrenceburg casino generally draws substantial year-round clientele. Kentucky and/or Ohio legislative proposals could permit gaming activities. The establishment of casino gaming in Kentucky and/or Ohio, or other states, could have a substantial adverse effect on gaming revenue in Lawrenceburg which would adversely affect the Lawrenceburg economy and our business.

We rely heavily on municipal deposits as a source of funds and a reduced level of those deposits may hurt our profits.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2007, $138.0 million, or 43.7% of our total deposits, consisted of municipal deposits. Municipal deposits are generally short-term deposits and are generally considered rate-sensitive instruments. Consequently, if our municipal deposits decrease to a level where we would need to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would hurt our profits.

Our income is subject to inherent risk.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and, to a lesser extent, wholesale borrowings).

The level of net interest income is a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are affected by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields on our loans and securities are typically based on intermediate-term or long-term interest rates, which are set by the market and generally vary daily. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on its interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits, the fair value of our financial assets and liabilities, and the average life of our loan and securities portfolios.

Changes in interest rates could also have an effect on the slope of the yield curve. A flat to inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows and the value of our assets.

Changes in interest rates particularly affect the value of our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. In addition, we invest in callable securities that expose us to reinvestment risk, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates earned on the called securities.

Our increased emphasis on multi-family residential and nonresidential real estate and land lending may expose us to increased lending risks.

At June 30, 2007, $113.8 million, or 41.0%, of our loan portfolio consisted of multi-family residential and nonresidential real estate and land loans. We have grown our loan portfolio in recent years, particularly with respect to multi-family residential and nonresidential real estate and land loans and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, since such loans generally entail greater credit risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our multi-family residential and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At June 30, 2007, our largest multi-family residential and nonresidential real estate and land lending relationship was a $6.7 million commercial real estate loan relationship. This loan relationship was within our maximum lending limit to one borrower at June 30, 2007.

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

We face intense competition both in making loans and attracting deposits. In particular, several financial institutions have recently opened new offices or branches in Dearborn County, Indiana. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2006, the most recent date for which information is available, we held 34.94% of the deposits in Dearborn County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

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

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2007, our return on equity was 3.96%. Over time, we intend to use the net proceeds from our March 2006 stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

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

The following table sets forth the location of the Company’s office facilities at June 30, 2007, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of June 30, 2007
Main Office:
92 Walnut Street Lawrenceburg, Indiana 47025	2004	Owned	—	$1,445,000

Full-Service Branches:
215 W. Eads Parkway Lawrenceburg, Indiana 47025	1914	Owned	—	657,000

19710 Stateline Road Lawrenceburg, Indiana 47025	2000	Owned	—	729,000

447 Bielby Road Lawrenceburg, Indiana 47025	1999	Leased	1/2008	—

500 Green Blvd Aurora, Indiana 47001	2006	Owned	—	1,634,000

7600 Frey Road St. Leon, Indiana 47012	2006	Owned	—	1,187,000

Other Properties:
(Future Site of Milan Branch Office) Corner of State Route 350 & State Route 101 Milan, Indiana 47031	Expected 2008	Owned(1)	—	135,000

(1)	Land only.

In the beginning of 2004, our Board of Directors made the strategic decision to expand into our select markets in Dearborn County, Indiana, and adjacent Ripley County, Indiana. In April 2004, we purchased land in Aurora and St. Leon, Indiana, and in May 2004 purchased land in Milan, Indiana (Ripley County), each for the purpose of opening a full-service branch office. We opened a limited-service branch office in a temporary facility across the street from the Aurora property in August 2005 and built a permanent full-service facility for the Aurora branch on the Aurora property which opened on September 25, 2006. In addition, we built a full-service branch office on the St. Leon, Indiana, property, which opened in May 2007. We also expect to open a full-service branch office on the Milan, Indiana, property in 2008.

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

The Company’s common stock, par value $0.01 per share, is traded on the Nasdaq Global Market under the symbol “UCBA.” United Community Bancorp completed its initial public offering on March 30, 2006 and commenced trading on March 31, 2006. On September 14, 2007, there were 744 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 2006. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 16 to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K, for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock.

Fiscal Year 2007:	High	Low	Dividends Declared
First Quarter	$10.78	$10.40	$0.07
Second Quarter	$11.98	$10.63	$0.07
Third Quarter	$13.70	$11.70	$0.07
Fourth Quarter	$12.64	$11.13	$0.08

Fiscal Year 2006:	High	Low	Dividends Declared
First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter*	$10.80	$10.80	N/A
Fourth Quarter	$10.87	$10.32	$0.07

*	Due to the Bank’s reorganization into the mutual holding company form and completion of the Company’s initial public offering on March 30, 2006, the third quarter information only includes the closing stock price on March 31, 2006.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the NASDAQ Composite (U.S. Companies), SNL MHC Thrift Index and the SNL $250M-$500M Thrift Index. Total return assumes the reinvestment of all dividends. The graph assumes $100 was invested at the close of business on March 31, 2006, the initial day of trading of the Company’s common stock.

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchases during the three months ended June 30, 2007.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: April
April 1 to April 30	—	n/a	n/a	n/a
Month #2: May
May 1 to May 31	10,000	$12.10	10,000	180,440
Month #3: June
June 1 to June 30	—	n/a	n/a	n/a
Total	10,000	$12.10	10,000	180,440

On April 26, 2007, the Company announced that the Board of Directors authorized the Company to repurchase up to 190,440 shares, or approximately 5.0%, of the outstanding shares of the Company’s common stock. The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. No time limit was placed on the duration of the share repurchase program. Any repurchased shares will be held as treasury stock. The Company repurchased 10,000 shares, which has been recorded as treasury stock at a cost of $121,000 at June 30, 2007.

During December 2006, the Board of Directors of the Company authorized the funding of a trust that purchased 165,894 shares of the Company’s outstanding common stock during the three months ended March 31, 2007 to be used to fund restricted stock awards granted under the 2006 Equity Incentive Plan. The repurchased stock has been recorded as treasury stock at cost of $2,118,000 as of June 30, 2007.

Item 6.	Selected Financial Data

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Financial Condition Data:
Total assets	$381,061	$354,707	$331,505	$257,145	$267,145
Cash and cash equivalents	43,025	15,010	76,263	6,681	15,801
Securities held-to-maturity	223	245	265	669	761
Securities available-for-sale	17,231	42,083	9,937	16,025	32,199
Mortgage-backed securities available-for-sale	26,701	34,263	28,199	40,082	60,942
Loans receivable, net	273,605	244,537	200,878	179,257	145,753
Deposits	316,051	289,807	299,379	227,939	237,924
Advances from Federal Home Loan Bank	—	—	—	—	328
Stockholders’ equity	62,461	62,485	29,736	27,584	26,230

	For the Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Operating Data:
Interest income	$21,687	$17,878	$13,471	$12,488	$14,011
Interest expense	10,576	7,762	4,656	4,133	6,091

Net interest income	11,111	10,116	8,815	8,355	7,920
Provision for loan losses	730	120	857	120	620

Net interest income after provision for loan losses	10,381	9,996	7,958	8,235	7,300
Other income	2,848	1,189	1,708	1,372	2,933
Other expense	9,250	9,572	6,979	6,252	5,760

Income before income taxes	3,979	1,613	2,687	3,355	4,473
Provision for income taxes	1,485	575	642	1,199	1,658

Net income	$2,494	$1,038	$2,045	$2,156	$2,815

	At or for the Years Ended June 30,
	2007	2006	2005	2004	2003
Performance Ratios:
Return on average assets	0.67%	0.31%	0.75%	0.82%	1.12%
Return on average equity	3.96	2.53	7.02	7.99	11.42
Interest rate spread (1)	2.68	2.94	3.33	3.23	3.13
Net interest margin (2)	3.15	3.15	3.44	3.35	3.31
Noninterest expense to average assets	2.48	2.82	2.55	2.39	2.30
Efficiency ratio (3)	66.27	84.67	68.06	64.27	53.07
Average interest-earning assets to average interest-bearing liabilities	115.40	108.42	105.64	107.46	107.19
Average equity to average assets	16.92	12.07	10.64	10.31	9.46
Dividend payout ratio (4)	41.46	38.09	N/A	N/A	N/A

Capital Ratios:
Tangible capital	13.42	13.23	8.76	10.46	9.29
Core capital	13.42	13.23	8.76	10.46	9.29
Total risk-based capital	21.24	19.66	15.59	17.26	8.87

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	1.14	0.33	0.72	0.61	0.47
Allowance for loan losses as a percent of total loans	0.97	0.85	1.10	0.85	1.00
Allowance for loan losses as a percent of nonperforming loans	84.55	256.39	153.21	138.15	209.90
Net charge-offs to average outstanding loans during the period	0.06	0.12	0.07	0.03	0.07

Other Data:
Number of:
Real estate loans outstanding	1,456	2,146	2,288	2,198	2,213
Deposit accounts	21,655	19,380	18,362	18,205	18,194
Offices	6	5	4	4	4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expense divided by the sum of net interest income and other income.
(4)	Due to the timing of the Bank’s reorganization into the mutual holding company structure and the completion of the Company’s minority stock offering on March 30, 2006, the 2006 calculation is based solely on earnings subsequent to that date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and Federal Home Loan Bank borrowings. Other significant sources of pre-tax income are service charges on deposit accounts and other loan fees. In addition, in February 2003 we entered into a contract with a non-affiliated registered broker dealer, Lincoln Financial Advisors, that allows us to provide non-deposit investment products and services to our community. Fee income related to this arrangement amounted to $22,000 and $41,000 for the years ended June 30, 2007 and 2006, respectively. We also recognize income or losses from the sale of investments in years that we have such sales.

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

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes and expenses for health insurance and other employee benefits, and stock-based compensation.

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

Other expenses include expenses for supplies, telephone and postage, data processing, contributions and donations, director and committee fees, professional fees, insurance and surety bond premiums and other fees and expenses.

As a result of our March 2006 public stock offering, our noninterest expenses have increased as a result of operating as a public company. These additional expenses are primarily legal and accounting fees. We expect expenses to increase in the future to comply with the internal control over financial reporting provisions of the Sarbanes-Oxley Act.

Noninterest expenses have also increased as a result of our strategy to expand our branch network. These additional expenses consist of salaries and employee benefits and occupancy and equipment expenses. Over time, we anticipate that we will generate sufficient income to offset the expenses related to our new facilities and new employees, but we cannot assure you that our branch expansion will increase our earnings or that it will increase our earnings within a reasonable period of time.

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

Expanding our branch network and upgrading our existing branches

Since our merger in 1999, we have opened four new branches, including our Aurora branch office which opened in September 2006 and our St. Leon branch office which opened in May 2007. In addition to these branches, we have acquired a branch site in Milan, Indiana for a cost of $135,000. The total expected cost, including improvements, for the new Milan branch is approximately $750,000 and the branch is expected to open in 2008.

In connection with the addition of new branches to our branch network, we expect to need to hire approximately five new employees to support our expanded infrastructure, none of whom have been hired as of June 30, 2007.

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

Pursuing opportunities to increase and diversify our lending portfolio in our expanding market areas

In recent years we have sought to diversify our loan portfolio beyond residential mortgage loans. In particular, since June 30, 2003, our multi-family and nonresidential real estate, land, commercial business and construction loan portfolio has increased $90.8 million, or 235.8%, and at June 30, 2007 was 46.5% of our total loan portfolio. During this period, we have taken advantage of the significant growth in both residential and nonresidential real estate development in our market and have originated loans in other market areas. We expect to continue to expand all of our lending activities and, in particular, intend to continue to pursue the larger lending relationships associated with multi-family and nonresidential real estate and construction lending opportunities. We expect that our loan portfolio, including our multi-family and nonresidential real estate, commercial business and construction loan portfolio, will continue to increase.

Increasing core deposits through the expansion of our branch network and new deposit products

Historically, retail deposits are our primary source of funds for investing and lending. However, in recent years, we have increased our reliance on municipal deposits significantly. These municipal deposits represent tax and other revenues from the local gaming industry. Currently, our core deposits, which include all deposit account types except certificates of deposit and municipal deposits. Core deposits are generally lower cost to us than certificate of deposit accounts, and they are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2007, core deposits represented 22.6% of our total deposits. We believe that our expanding branch network and offering new deposit and savings products will contribute to increasing core deposits.

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

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio

We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative, and diligent monitoring and collection efforts. At June 30, 2007, our nonperforming loans (nonaccrual loans and accruing loans which are 90 or more days delinquent) were 1.14% of our total loan portfolio as compared to 0.33% at June 30, 2006. Although we intend to continue our efforts to originate multi-family and nonresidential real estate, commercial business and construction loans after the reorganization, we intend to continue our philosophy of managing large loan exposure through our conservative approach to lending.

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, multi-family and nonresidential real estate loans and construction loans. To a lesser extent, we originate commercial and consumer loans. We do not offer subprime, Alt-A, low-doc, no-doc loans or loans with negative amortization and generally do not offer interest-only loans.

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2007, these loans totaled $126.4 million, or 45.4% of total gross loans, compared to $117.1 million, or 47.2% of total loans, at June 30, 2006 and $109.3 million, or 53.2% of total loans, at June 30, 2005. The size of our one- to four-family residential loan portfolio has increased over this period as new originations outpaced payoffs during the recent refinancing boom. As a percentage of the total loan portfolio, one- to four-family residential loans have decreased as we grew other segments of the portfolio.

Multi-family and nonresidential real estate and land loans totaled $113.8 million and represented 41.0% of total loans at June 30, 2007, compared to $93.7 million, or 37.8% of total loans, at June 30, 2006 and $72.5 million, or 35.2% of total loans, at June 30, 2005. Our multi-family and nonresidential real estate loan portfolio increased over the period as a result of our efforts to diversify our total loan portfolio.

Construction loans totaled $9.5 million, or 3.4% of total loans, at June 30, 2007, compared to $11.2 million, or 4.5% of total loans, at June 30, 2006 and $5.9 million, or 2.9% of total loans, at June 30, 2005. Between June 30, 2006 and June 30, 2007, the portfolio decreased by $1.7 million primarily as a result of construction loans converting to permanent mortgage loans. Between June 30, 2005 and June 30, 2006, the portfolio increased by $5.3 million as a result of the originations.

Commercial business loans totaled $5.9 million, or 2.1% of total loans, at June 30, 2007, compared to $5.0 million, or 2.0% of total loans, at June 30, 2006 and $5.0 million, or 2.4% of total loans, at June 30, 2005. Commercial business loans increased by $0.9 million during the year ended June 30, 2007 as a result of our efforts to increase our commercial business loan portfolio.

Consumer loans totaled $22.6 million, or 8.1% of total loans, at June 30, 2007, compared to $20.8 million, or 8.5% of total loans, at June 30, 2006 and $12.8 million, or 6.3% of total loans, at June 30, 2005. The growth in the consumer loan portfolio for the year ended June 30, 2007 is primarily attributable to an advertising campaign to promote such loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$126,398	45.4%	$117,060	47.2%	$109,325	53.2%	$107,589	58.9%	$98,990	66.9%
Multi-family	37,500	13.5	20,250	8.2	13,194	6.4	10,932	6.0	4,449	3.0
Total residential real estate loans	163,898	58.9	137,310	55.4	122,519	59.6	118,521	64.9	103,439	69.9
Construction	9,507	3.4	11,228	4.5	5,899	2.9	1,186	0.6	1,596	1.1
Nonresidential real estate and land	76,333	27.5	73,419	29.6	59,263	28.8	48,237	26.4	30,310	20.5
Commercial business	5,937	2.1	5,005	2.0	4,996	2.4	2,074	1.1	2,141	1.4
Consumer:
Home equity	16,580	6.0	15,872	6.4	9,205	4.5	5,256	2.9	4,441	3.0
Auto	2,049	0.7	2,587	1.1	2,161	1.1	2,837	1.6	3,039	2.1
Share loans	1,250	0.4	1,258	0.5	861	0.4	2,495	1.4	796	0.5
Other	2,716	1.0	1,127	0.5	610	0.3	1,975	1.1	2,227	1.5

Total consumer loans	22,595	8.1	20,844	8.5	12,837	6.3	12,563	7.0	10,503	7.1

Total loans	$278,270	100.0%	$247,806	100.0%	$205,514	100.0%	$182,581	100.0%	$147,989	100.0%

Less (Plus):
Deferred loan fees (costs)	(300)		(279)		(173)		(113)		(147)
Undisbursed portion of loans in process	2,294		1,443		2,543		1,887		899
Allowance for loan losses	2,671		2,105		2,266		1,550		1,484

Loans, net	$273,605		$244,537		$200,878		$179,257		$145,753

Loan Maturity

The following table sets forth certain information at June 30, 2007 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four-Family Real Estate Loans	Multi- family Real Estate Loans	Construction Loans	Non-residential Real Estate and Land Loans	Consumer and Commercial Business Loans	Total Loans
	(In thousands)
At June 30, 2007
Amounts due in:
One year or less	$36,754	$5,153	$9,507	$33,844	$23,760	$103,722
More than one to five years	33,619	21,302	—	27,523	2,463	90,203
More than five years	56,025	11,045	—	14,966	2,309	84,345

Total	$126,398	$37,500	$9,507	$76,333	$28,532	$278,270

The following table sets forth the dollar amount of all loans at June 30, 2007 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
At June 30, 2007
Residential real estate:
One- to four-family	$22,081	$104,317	$126,398
Multi-family	248	37,252	37,500
Construction	1,669	7,838	9,507
Nonresidential real estate and land	14,210	62,123	76,333
Consumer and commercial business	5,994	22,538	28,532

Total	$44,202	$234,068	$278,270

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Total loans at beginning of period	$247,806	$205,514	$182,581
Loans originated:
Real estate mortgages	63,233	64,989	51,134
Land	3,123	5,289	3,246
Construction	885	10,310	6,058
Commercial business	2,936	1,936	1,890
Consumer	9,672	7,873	14,400

Total loans originated	79,849	90,397	76,728
Loans purchased	4,000	400	—
Deduct:
Loan principal repayments	51,118	46,119	51,906
Loan sales	2,267	2,386	1,889
Other repayments	—	—	—

Net loan activity	30,464	42,292	22,933

Total loans at end of period	$278,270	$247,806	$205,514

Securities. Our securities portfolio consists primarily of callable U.S. government agency bonds and U.S. government agency mortgage-backed securities. In the year ended June 30, 2007, our securities decreased $32.4 million, compared to an increase of $38.2 million for the year ended June 30, 2006 as compared to the year ended June 30, 2005. The decrease for 2007 was primarily as a result of the redeployment of these funds into higher yielding loans. Our callable securities consist of U.S. government agency bonds which contain either a one-time call option or may be callable anytime during the life of the security.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. League intermediate term portfolio	$2,069	$2,013	$1,970	$1,918	$1,892	$1,863
Callable agency bonds	13,843	13,610	38,127	37,640	5,084	5,002
Freddie Mac common stock	9	574	27	1,587	27	1,816
Municipal bonds	960	953	960	938	1,260	1,256
Other equity securities	78	81	—	—	—	—
Mortgage-backed securities	27,642	26,701	35,736	34,263	28,595	28,199

Total	$44,601	$43,932	$76,820	$76,346	$36,858	$38,136

Securities held-to-maturity:
Municipal bonds	$223	$223	$245	$245	$265	$265

At June 30, 2007, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our stockholders’ equity at June 30, 2007.

The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2007. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis as the amount would be immaterial. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. League intermediate term portfolio	$2,013	3.37%	$—	—%	$—	—%	$—	—%	$2,013	3.37%
Callable agency bonds	6,693	4.35	4,786	4.95	2,131	3.89	—	—	13,610	4.33
Freddie Mac common stock	574	2.95	—	—	—	—	—	—	574	2.95
Municipal bonds	569	1.26	384	3.30	—	—	—	—	953	2.08
Other equity securities	81	4.31	—	—	—	—	—	—	81	4.31
Mortgage-backed securities	—	—	—	—	14,022	4.82	12,679	3.95	26,701	4.40

Total	$9,930		$5,170		$16,153		$12,679		$43,932

Securities held-to-maturity:
Municipal bonds	$—	—%	$—	—%	$223	5.57%	$—	—%	$223	5.57%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. However in recent years, we have increased our municipal deposits significantly. During the year ended June 30, 2007, our deposits increased by $26.2 million, or 9.1%, primarily as a result of increases in certificates of deposit. During fiscal 2007, our municipal deposits decreased as a result of withdrawals to fund various municipal needs. During the year ended June 30, 2006, our deposits decreased by $9.6 million, or 3.2%, primarily as a result of municipal withdrawals exceeding municipal deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2007		2006		2005
	(In thousands)
NOW accounts	$63,540		$74,749		$138,742
Passbook accounts	42,166		49,549		47,294
Money market deposit accounts	67,856		59,846		8,729
Certificates of deposit	142,489		105,663		104,614

Total	$316,051	(1)(4)	$289,807	(2)(4)	$299,379	(3)(4)

(1)	Includes $138.0 million in municipal deposits.
(2)	Includes $138.7 million in municipal deposits.
(3)	Includes $147.9 million in municipal deposits.
(4)	No investments are pledged to secure the municipal deposits. The municipal deposits are insured by the Public Deposit Insurance Fund administered by the Indiana Board for Depositories.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2007. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2007.

Maturity Period	Certificates of Deposit
(In thousands)
At June 30, 2007
Three months or less	$13,946
Over three through six months	10,613
Over six through twelve months	35,200
Over twelve months	16,258

Total	$76,017

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2007	2006	2005
	(In thousands)
0.00 - 1.00%	$67	$41	$867
1.01 - 2.00%	437	978	13,739
2.01 - 3.00%	1,688	19,905	60,849
3.01 - 4.00%	7,825	23,729	20,938
4.01 - 5.00%	37,451	48,002	6,648
5.01 - 6.00%	94,882	12,822	377
6.01 - 7.00%	139	186	283
Over 7.00%	—	—	913

Total	$142,489	$105,663	$104,614

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2007.

	Amount Due						Percent of Total Certificate of Deposit Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total
	(Dollars in thousands)
0.00 – 1.00%	$17	$—	$—	$—	$50	$67	0.0%
1.01 – 2.00%	428	9	—	—	—	437	0.3
2.01 – 3.00%	1,506	180	—	—	2	1,688	1.2
3.01 – 4.00%	6,864	688	272	—	1	7,825	5.5
4.01 – 5.00%	30,465	3,623	2,348	865	150	37,451	26.3
5.01 – 6.00%	67,704	16,723	7,141	3,191	123	94,882	66.6
6.01 – 7.00%	7	6	—	126	—	139	0.1
Over 7.00%	—	—	—	—	—	—	0.0

Total	$106,991	$21,229	$9,761	$4,182	$326	$142,489	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Beginning balance	$289,807	$299,379	$227,939
Increase (decrease) before interest credited	15,765	(17,293)	66,854
Interest credited	10,479	7,721	4,586

Net increase (decrease) in deposits	26,244	(9,572)	71,440

Ending balance	$316,051	$289,807	$299,379

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Indianapolis to supplement our supply of funds for loans and investments.

	Year Ended June 30,
	2007	2006		2005
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$9,100	$—		$10,250
Average advances outstanding during the period:
FHLB advances	$2,050	$—		$2,979
Weighted average interest rate during the period:
FHLB advances	4.73%	(a	)	2.39%
Balance outstanding at end of period:
FHLB advances	$—	$—		$—
Weighted average interest rate at end of period:
FHLB advances	N/A	(a	)	—%

(a)	FHLB advances were paid off by the end of each month during the year ended June 30, 2006.

Results of Operations for the Years Ended June 30, 2007, 2006 and 2005

Overview.

	2007	2006	2005	% Change 2007/2006	% Change 2006/2005
	(Dollars in thousands)
Net income	$2,494	$1,038	$2,045	140.3%	(49.2)%
Return on average assets	0.67%	0.31%	0.75%	116.1	(58.7)
Return on average equity	3.96%	2.53%	7.02%	56.5	(64.0)
Average equity to average assets	16.92%	12.07%	10.64%	40.2	13.4

2007 v. 2006. Net income increased $1.5 million, or 140.3%, for the year ended June 30, 2007 compared to the year ended June 30, 2006. The increase was the result of a $1.0 million increase in net interest income, a $1.7 million increase in non-interest income and a $322,000 reduction in non-interest expenses, partially offset by a $610,000 increase in provision for loan losses and a $910,000 increase in income tax expense.

2006 v. 2005. Net income decreased $1.0 million, or 49.2%, for the year ended June 30, 2006 compared to the year ended June 30, 2005. Net interest income increased by $1.3 million and provision for loan losses decreased by $737,000, offset by a $1.9 million expense to establish the UCB Charitable Foundation, a $519,000 decrease in non-interest income and increases in compensation, benefits and occupancy expenses.

Net Interest Income.

2007 v. 2006. Net interest income increased by $1.0 million, or 9.8%, to $11.1 million in the year ended June 30, 2007 as a result of an increase in total interest income of $3.8 million, partially offset by an increase in total interest expense of $2.8 million.

Total interest income increased by $3.8 million, or 21.3%, to $21.7 million for the year ended June 30, 2007 as compared to the year ended June 30, 2006, due to a $3.6 million, or 25.7%, increase in interest income on loans and a $455,000, or 47.2%, increase in interest income on other interest-earning assets, partially offset by a $241,000, or 8.3%, decrease in interest on investment and mortgage-backed securities. The increase in interest income on loans between the periods is due to the combined effect of an increase in average balance from $219.9 million to

$262.0 million and an increase in average yield from 6.37% to 6.72%. The increase in interest income on other interest-earnings assets is due to the impact of an increase in average balance from $23.1 million to $34.7 million, partially offset by a decrease in average yield from 4.17% to 4.09%. Other interest-earning assets are primarily comprised of cash and interest-bearing deposits in other financial institutions with original maturities of less than ninety days. The decrease in interest income on investment and mortgage-backed securities is due to a decrease in average balance from $78.4 million to $56.2 million, partially offset by an increase in average yield from 3.71% to 4.74%. The decrease in average balance on investment and mortgage-backed securities is primarily due to the sale of Freddie Mac securities and the redeployment of the proceeds from the sale into primarily commercial real estate loans. The increases in average yields on loans and investments are primarily due to an increase in market interest rates.

Total interest expense increased $2.8 million, or 36.3%, in the year ended June 30, 2007. Interest expense on interest-bearing deposits increased by $2.8 million, or 35.7%, primarily due to the effect of an increase in average balance from $296.5 million to $303.8 million and an increase in average rate paid from 2.60% to 3.45%. Interest expense on borrowed funds increased $56,000 due to a slight increase in borrowings during the year to fund loan growth. The increases in average rates paid on interest-bearing deposits and borrowed funds are primarily the result of an increase in market interest rates.

2006 v. 2005. Net interest income increased by $1.3 million, or 14.8%, to $10.1 million in the year ended June 30, 2006.

Total interest income increased by $4.4 million, or 32.7%, to $17.9 million for the year ended June 30, 2006 from the year ended June 30, 2005, due to an increase in the average balance of total interest earning assets of $65.1 million combined with an increase in the average yield on total interest earning assets from 5.25% to 5.56%. Interest income on loans increased $2.5 million, or 21.7%, to $14.0 million between the periods primarily due to the combined impact of an increase in the average balance of loans of $31.2 million to $219.9 million and an increase in average yields from 6.10% in 2005 to 6.37% in 2006. Interest income on securities increased $1.9 million, or 97.0%, to $3.9 million between the periods primarily due to the combined impact of an increase in average balance of investment securities and other interest earning assets of $33.9 million to $101.5 million and an increase in average yields from 3.03% in 2005 to 3.71% in 2006.

Total interest expense increased $3.1 million, or 66.7%, to $7.8 million for the year ended June 30, 2006, due primarily to a 69 basis point increase in average deposit costs from 1.91% to 2.60% and a $56.8 million increase in average balances of interest-bearing liabilities. The increase in average balance was caused by significant increases in municipal deposits in mid-2005. The increases in the average yield on loans and investments and in the average rates paid on interest-bearing deposits is primarily the result of an increase in market interest rates.

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

	Year Ended June 30,
	2007			2006			2005
	(Dollars in Thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$262,035	$17,603	6.72%	$219,925	$14,008	6.37%	$188,735	$11,507	6.10%
Investment securities	56,164	2,664	4.74	78,407	2,905	3.71	49,041	1,484	3.03
Other interest-earning assets	34,724	1,420	4.09	23,142	965	4.17	18,614	480	3.77

Total interest-earning assets	352,923	21,687	6.14	321,474	17,878	5.56	256,390	13,471	5.25

Noninterest-earning assets	19,376			18,174			17,345

Total assets	$372,299			$339,648			$273,735

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$133,609	3,834	2.87	$147,452	3,601	2.44	$71,541	1,078	1.51
Passbook accounts	43,889	782	1.78	44,986	711	1.58	57,957	774	1.34
Certificates of deposit	126,285	5,863	4.64	104,062	3,409	3.28	110,232	2,734	2.48

Total interest-bearing deposits	303,783	10,479	3.45	296,500	7,721	2.60	239,730	4,586	1.91
FHLB advances	2,050	97	4.73	—	41	(a )	2,979	70	2.35

Total interest-bearing liabilities	305,833	10,576	3.46	296,500	7,762	2.62	242,709	4,656	1.92

Noninterest-bearing liabilities	3,491			2,148			1,896

Total liabilities	309,324			298,648			244,605
Total stockholders’ equity	$62,975			$41,000			$29,130

Total liabilities and stockholders’ equity	$372,299			$339,648			$273,735

Net interest income		$11,111			$10,116			$8,815

Interest rate spread			2.68%			2.94%			3.33%

Net interest margin			3.15%			3.15%			3.44%

Average interest-earning assets to average interest-bearing liabilities			115.40%			108.42%			105.64%

(a)	FHLB advances were paid off by the end of each month during the year ended June 30, 2006.

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

	Year Ended June 30, 2007 Compared to 2006			Year Ended June 30, 2006 Compared to 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest and dividend income:
Loans	$2,682	$913	$3,595	$2,417	$84	$2,501
Investment securities	(824)	583	(241)	1,224	198	1,422
Other interest-earning assets	483	(28)	455	467	18	485

Total interest-earning assets	2,341	1,468	3,809	4,108	300	4,408

Interest expense:
Deposits	190	2,568	2,758	2,742	394	3,136
FHLB advances	54	2	56	(29)	—	(29)

Total interest-bearing liabilities	244	2,570	2,814	2,713	394	3,107

Net change in net interest income	$2,097	$(1,102)	$995	$1,395	$(94)	$1,301

Provision for Loan Losses.

2007 v. 2006. The provision for loan losses was $730,000 in 2007 compared to $120,000 in 2006. The provision for loan losses increased in 2007 compared to 2006 primarily as a result of an increase in classified assets and the increase in the size of the loan portfolio, as well as an increase of $2.3 million in nonperforming loans during the year ended June 30, 2007 as compared to a decrease of $658,000 in nonperforming loans during the year ended June 30, 2006. The increase in nonperforming loans is primarily the result of three commercial real estate loans totaling $2.2 million. Management believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans.

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

Other Income. The following table shows the components of other income for the years ended June 30, 2007, 2006 and 2005.

	2007	2006	2005
	(In thousands)
Service charges	$993	$915	$795
Gain on sale loans	38	40	44
Gain (loss) on sale of investments	1,221	(286)	312
Income from Bank Owned Life Insurance	225	225	222
Other	371	295	335

Total	$2,848	$1,189	$1,708

During the year ended June 30, 2007, total other income increased $1.7 million, or 139.5%, due primarily to a $78,000 increase in service charges, a $76,000 increase in other income, and a gain on sale of investments of $1.2 million that was reported for the year ended June 30, 2007 compared to a loss on sale of investments of $286,000 for 2006. The 2007 gain is primarily related to the sale of securities issued by Freddie Mac.

Other Expense. The following table shows the components of other expense and the percentage changes for the years ended June 30, 2007, 2006 and 2005.

	2007	2006	2005	% Change 2007/2006	% Change 2006/2005
	(Dollars in thousands)
Compensation and employee benefits	$5,538	$4,461	$4,236	24.1%	5.3%
Premises and occupancy expense	1,121	1,010	1,010	11.0	—
Deposit insurance premium	35	36	33	(2.8)	9.1
Advertising expense	294	311	258	(5.5)	20.5
Data processing expense	293	289	277	1.4	4.3
ATM service fees	306	319	260	(4.1)	22.7
Charitable contributions	11	1,878	12	(99.4)	15,550.0
Other operating expenses	1,652	1,268	893	30.3	42.0

Total	$9,250	$9,572	$6,979	(3.4)%	37.2%

2007 v. 2006. For the year ended June 30, 2007, other expenses decreased $322,000, or 3.4%, from the year ended June 30, 2006. The decrease was primarily the result of a $1.9 million decrease in charitable contributions, partially offset by a $1.1 million increase in compensation and benefits expense, and a $384,000 increase in other operating expenses. The reduction in charitable contributions is due to the absence of the 2006 funding of the United Community Charitable Foundation of $1.9 million. The increase in compensation and benefit expense is due to the addition of stock-based compensation expenses of $596,000 during the year ended June 30, 2007 as well as an increase in the number of employees to staff the new Aurora and St. Leon branches. The increase in other expenses is primarily due to a full year of additional expenses associated with being a public company. Other operating expenses are primarily comprised of miscellaneous loan expense, professional fees, bank fees and office expenses.

2006 v. 2005. In the year ended June 30, 2006, other expenses increased by 37.2%, to $9.6 million, primarily due to a $1.9 million contribution to the UCB Charitable Foundation in connection with the Bank’s reorganization into the mutual holding company structure, and increases in compensation and employee benefits, advertising expense, data processing expense, ATM service fees and other operating expense. The increase in other operating expenses includes approximately $225,000 in increased professional fees and expenses associated with the reorganization and being a public company. The increase in salaries and employee benefits is a result of the increase in the number of employees to staff our new Aurora and proposed St. Leon branches, and to accommodate an increase in the volume of deposit and lending relationships and due to higher compensation costs resulting from increased competition in the labor market.

Income Taxes.

2007 v. 2006. Income tax expense increased $910,000 to $1.5 million for the year ended June 30, 2007, compared to $575,000 for 2006. The effective tax rate increased to 37.3% in 2007 from 35.6% in 2006. The increase in expense is primarily due to a $2.4 million increase in pre-tax earnings as well as an increase in the effective tax rate resulting primarily from nondeductible charges related to compensation expense recognized for incentive stock option awards.

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

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$810	$602	$597	$891	$648
Nonresidential real estate and land	2,264	183	532	159	—
Consumer and other loans	85	36	350	72	44

Total	3,159	821	1,479	1,122	692
Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	—	—	—	—	15
Nonresidential real estate and land	—	—	—	—	—

Total	—	—	—	—	15

Total of nonaccrual loans and accruing loans 90 days or more past due	3,159	821	1,479	1,122	707
Real estate owned	111	151	80	80	—
Other nonperforming assets	—	—	—	165	165

Total nonperforming assets	$3,270	$972	$1,559	$1,367	$872

Total nonperforming loans to total loans	1.14%	0.33%	0.72%	0.61%	0.47%
Total nonperforming loans to total assets	0.83%	0.23%	0.45%	0.44%	0.26%
Total nonperforming assets to total assets	0.86%	0.27%	0.47%	0.53%	0.33%

Interest income that would have been recorded for the year ended June 30, 2007 had nonaccruing loans been current according to their original terms was, in each case, not material. No interest related to nonaccrual loans was included in interest income for the year ended June 30, 2007.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2007	2006
	(In thousands)
Special mention assets	$4,185	$4,911
Substandard assets	10,471	3,509
Doubtful assets	—	1
Loss assets	635	165

Total classified assets	$15,291	$8,586

Other than disclosed in the above tables, there are no other loans at June 30, 2007 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. The increase in substandard assets is due to a deterioration in the quality and/or performance of six commercial real estate loan relationships totaling $9.7 million. Management believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans. All of the loans except three were less than 90 days delinquent at June 30, 2007.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2007		2006		2005
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Residential real estate:
One- to four-family	$1,878	$131	$1,603	$901	$983	$860
Multi-family	3,315	178	—	—	66	—
Nonresidential real estate and land	2	968	30	95	168	15
Consumer and other loans	66	13	120	36	704	49

Total	$5,261	$1,290	$1,753	$1,032	$1,921	$924

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

As a result of our systematic analysis of the adequacy of the allowance for loan losses, the loss factors we presently use to determine the reserve level were updated in 2007 based on various risk factors such as trends in underperforming loans, trends and concentrations in loans and loan volume, economic trends in our market area, particularly the impact of the gaming and tourism industry on the economy of our market area, the effect of which has become significant in recent periods. In order to reflect trends in the composition of our loan portfolio and in our recent historical loan loss experience, we increased the allowance percentage on certain loan categories which demonstrated a higher risk of loss and decreased the allowance percentage on certain loan categories which demonstrated a lower risk of loss. The update to the allowance percentages resulted in a decrease in the amount of the allowance allocated to loans secured by one- to four-family residential properties and an increase in the amount of the allowance allocated to loans secured by multi-family real estate, nonresidential real estate and loans, commercial business loans and consumer loans.

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

At June 30, 2007, our allowance for loan losses represented 0.97% of total gross loans and 84.55% of nonperforming loans. The allowance for loan losses increased $566,000 to $2.7 million at June 30, 2007 from $2.1 million at June 30, 2006 due to the provision for loan losses of $730,000, partially offset by net charge-offs of $164,000. The provision for loan losses in 2007 reflects an increase in nonaccrual residential real estate loans from $602,000 at June 30, 2006 to $810,000 at June 30, 2007, combined with an increase in nonaccrual nonresidential real estate and land loans from $183,000 at June 30, 2006 to $2.3 million at June 30, 2007. The allowance for loan losses increased due to the combined effect of increases in assets classified Substandard, Doubtful and Loss from $3.7 million at June 30, 2006 to $11.1 million at June 30, 2007 and increases in nonperforming loans from $821,000 at June 30, 2006 to $3.2 million at June 30, 2007. The classified asset increase is due to a deterioration in the quality and/or performance of six commercial real estate loan relationships totaling $9.7 million. The increase in nonperforming loans is primarily due to three commercial real estate loans totaling $2.2 million. Management believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans.

At June 30, 2006, our allowance for loan losses represented 0.85% of total gross loans and 256.39% of nonperforming loans. The allowance for loan losses decreased $161,000 to $2.1 million at June 30, 2006 from $2.3 million at June 30, 2005 due to the provision for loan losses of $120,000, partially offset by net charge-offs of $281,000. The provision for loan losses in 2006 primarily reflects a decrease in nonaccrual real estate and land loans from $532,000 at June 30, 2005 to $183,000 at June 30, 2006, combined with a decrease in nonaccrual consumer and other loans from $350,000 at June 30, 2005 to $36,000 at June 30, 2006.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2007			2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate	$331	12.4%	58.9%	$484	23.0%	55.4%	$841	37.1%	59.6%
Nonresidential real estate and land	1,949	73.0	27.5	1,361	64.6	29.6	1,102	48.6	28.8
Commercial	10	0.4	2.1	14	0.7	2.0	52	2.3	2.4
Consumer	381	14.2	8.1	246	11.7	8.5	271	12.0	6.3
Construction	—	—	3.4	—	—	4.5	—	—	2.9

Total allowance for loan losses	$2,671	100.0%	100.0%	$2,105	100.0%	100.0%	$2,266	100.0%	100.0%

Total loans	$278,270			$247,806			$205,514

	At June 30,
	2004			2003
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Residential real estate	$996	64.26%	64.9%	$997	67.2%	69.9%
Nonresidential real estate and land	344	22.19	26.4	274	18.5	20.5
Commercial	22	1.42	1.1	21	1.4	1.4
Consumer	188	12.13	7.0	192	12.9	7.1
Construction	—	—	0.6	—	—	1.1

Total allowance for loan losses	$1,550	100.00%	100.0%	$1,484	100.0%	100.0%

Total loans	$182,581			$147,989

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance at beginning of period	$2,105	$2,266	$1,550	$1,484	$974
Provision for loan losses	730	120	857	120	620
Charge-offs:
Real estate	82	18	47	42	71
Nonresidential real estate and land	—	—	1	—	—
Consumer and other loans	129	271	128	34	42

Total charge-offs	211	289	176	76	113

Recoveries:
Real estate	—	—	—	14	—
Consumer and other loans	47	8	35	8	3

Total recoveries	47	8	35	22	3

Net charge-offs	(164)	(281)	(141)	(54)	(110)

Allowance at end of period	$2,671	$2,105	$2,266	$1,550	$1,484

Allowance to nonperforming loans	84.55%	256.39%	153.21%	138.15%	209.90%
Allowance to total loans outstanding at the end of the period	0.97%	0.85%	1.10%	0.85%	1.00%
Net charge-offs to average loans outstanding during the period	0.06%	0.12%	0.07%	0.03%	0.07%

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$49,164	$(15,541)	(24)%	13.10%	(334	)bp
200	54,890	(9,815)	(15)	14.38	(206)
100	59,831	(4,874)	(8)	15.44	(101)
0	64,705	—	—	16.44	—
(100)	68,825	4,120	6	17.26	81
(200)	72,762	8,058	12	18.01	156

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $43.0 million at June 30, 2007. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $1.3 million at June 30, 2007. Total securities classified as available-for-sale were $43.9 million at June 30, 2007. In addition, at June 30, 2007, we had the ability to borrow a total of approximately $83.0 million from the Federal Home Loan Bank of Indianapolis.

At June 30, 2007, we had $26.4 million in loan commitments outstanding consisting of $7.3 million in mortgage loan commitments, $13.2 million in unused home equity lines of credit and $5.9 million in commercial lines of credit. At June 30, 2007, we also had $3.3 million of letters of credit outstanding. Certificates of deposit due within one year of June 30, 2007 totaled $107.0 million. This represented 75.1% of certificates of deposit at June 30, 2007. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2007.

		Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
At June 30, 2007
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	39,000	30,000	9,000	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$39,000	$30,000	$9,000	$—	$—

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Investing activities:
Loans disbursed or closed	$(79,849)	$(90,397)	$(76,728)
Loan principal repayments	51,118	46,119	51,906
Proceeds from maturities and principal repayments of securities	32,311	31,010	11,711
Proceeds from sales of securities available-for-sale	1,239	8,973	6,911
Purchases of securities	(177)	(80,311)	(128)
Capital expenditures	(1,764)	(635)	(981)

Financing activities:
Increase (decrease) in deposits	26,244	(9,572)	71,440
Proceeds from Federal Home Loan Bank advances	30,600	30,000	39,550
Repayments of Federal Home Loan Bank advances	(30,600)	(30,000)	(39,550)
Net proceeds from issuance of common stock	—	33,133	—
Dividends paid to stockholders	(1,034)	(267)	—
Repurchases of common stock	(2,239)	—	—

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 16 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 14 of the notes to the consolidated financial statements. We currently have no plans to engage in hedging activities in the future.

For the years ended June 30, 2007 and June 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The issue requires that an employer who issues an endorsement split-dollar life insurance arrangement that provides a benefit to an employee should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, if in substance a postretirement plan exists, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion”, if the arrangement is, in substance, an individual deferred compensation contract, based on the substantive agreement with the employee. This issue is effective for fiscal years beginning after December 31, 2007 with earlier application permitted. Management is currently assessing the impact of this issue on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide guidance in quantifying the effects of financial statement misstatements. SAB 108 requires the Company to quantify the materiality of such errors under both the “rollover” and “iron curtain” approaches. The Company does not expect any material effect from the application of SAB 108.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 155”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company does not expect this statement to have a material effect on its consolidated financial statements.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this report have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Risk Management” in Item 7 of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered

Public Accounting Firm

To the Board of Directors of

United Community Bancorp and Subsidiary:

We have audited the consolidated balance sheets of United Community Bancorp and Subsidiary as of June 30, 2007 and 2006 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Bancorp and Subsidiary as of June 30, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio
September 24, 2007

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2007 and 2006

(In thousands, except shares)	June 30, 2007	June 30, 2006
Assets
Cash and cash equivalents	$43,025	$15,010
Investment securities:
Securities available for sale - at estimated market value	17,231	42,083
Securities held to maturity - at amortized cost (market approximates cost)	223	245
Mortgage-backed securities available for sale - at estimated market value	26,701	34,263
Loans receivable, net	273,605	244,537
Property and equipment, net	6,734	5,427
Federal Home Loan Bank stock, at cost	1,730	1,687
Accrued interest receivable:
Loans	1,440	1,358
Investments and mortgage-backed securities	444	581
Other real estate owned, net	111	151
Cash surrender value of life insurance policies	6,362	6,124
Deferred income taxes	2,349	1,964
Prepaid expenses and other assets	1,106	1,277

Total assets	$381,061	$354,707

Liabilities and Stockholders’ Equity
Deposits	$316,051	$289,807
Accrued interest on deposits	74	114
Advances from borrowers for payment of insurance and taxes	192	149
Accrued expenses and other liabilities	2,283	2,152

Total liabilities	318,600	292,222

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued at June 30, 2007 and June 30, 2006; 8,288,106 and 8,464,000 shares outstanding at June 30,2007 and June 30, 2006, respectively	36	36
Additional paid-in capital	37,041	36,415
Retained earnings	31,096	29,636
Less unearned ESOP shares	(3,071)	(3,318)
Less treasury stock, at cost - 175,894 shares at June 30, 2007	(2,239)	—
Accumulated other comprehensive income:
Unrealized loss on securities available for sale, net of income taxes	(402)	(284)

Total stockholders’ equity	62,461	62,485

Total liabilities and stockholders’ equity	$381,061	$354,707

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Income

Years ended June 30,

(In thousands, except per share data)	2007	2006	2005
Interest income:
Loans	$17,603	$14,008		$11,507
Investments and mortgage—backed securities	4,084	3,870		1,964

Total interest income	21,687	17,878		13,471

Interest expense:
Deposits	10,479	7,721		4,586
Borrowed funds	97	41		70

Total interest expense	10,576	7,762		4,656

Net interest income	11,111	10,116		8,815
Provision for loan losses	730	120		857

Net interest income after provision for loan losses	10,381	9,996		7,958

Other income (loss):
Service charges	993	915		795
Gain on sale of loans	38	40		44
Gain (loss) on sale of investments	1,221	(286)		312
Income from Bank Owned Life Insurance	225	225		222
Other	371	295		335

Total other income	2,848	1,189		1,708

Other expense:
Compensation and employee benefits	5,538	4,461		4,236
Premises and occupancy expense	1,121	1,010		1,010
Deposit insurance premium	35	36		33
Advertising expense	294	311		258
Data processing expense	293	289		277
ATM service fees	306	319		260
Charitable contributions	11	1,878		12
Other operating expenses	1,652	1,268		893

Total other expense	9,250	9,572		6,979

Income before income taxes	3,979	1,613		2,687
Income tax provision	1,485	575		642

Net income	$2,494	$1,038		$2,045

Basic and diluted earnings per share (1)	$0.31	$0.09	$	N/A

(1)	Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the initial public offering on March 30, 2006, earnings per share for 2006 is based solely on earnings subsequent to that date. For the 2005 period, no shares of common stock were outstanding.

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the years ended

(In thousands)

	June 30,
	2007	2006	2005
Net income	$2,494	$1,038	2,045
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities during the period	688	(1,244)	313
Less reclassification adjustment for (gains) losses on available for sale securities included in income	(806)	189	(206)

Total comprehensive income (loss)	$2,376	$(17)	2,152

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Unrealized Gain (Loss) on Securities Available for Sale	Total

Balance at June 30, 2004	$—	$—	$26,920	$—	$—	$664	$27,584
Net income—June 30, 2005	—	—	2,045	—	—	—	2,045

Unrealized loss on investments:
Net change during the year, net of deferred taxes of $ 70	—	—	—	—	—	107	107

Balance at June 30, 2005	$—	—	28,965	—	—	771	29,736
Issuance of common stock	36	36,415	—	—	—	—	36,451
Capitalization of mutual holding company	—	—	(100)	—	—	—	(100)
Purchase of ESOP shares	—	—	—	(3,318)	—	—	(3,318)
Net income—June 30, 2006	—	—	1,038	—	—	—	1,038
Cash dividends of $0.07 per share*	—	—	(267)	—	—	—	(267)

Unrealized loss on investments:
Net Change during year, net of deferred taxes of $ (692)	—	—	—	—	—	(1,055)	(1,055)

Balance at June 30, 2006	$36	36,415	29,636	(3,318)	—	(284)	62,485

Net income	—	—	2,494	—	—	—	2,494
Cash dividends of $0.29 per share*	—	—	(1,034)	—	—	—	(1,034)
Stock-based compensation expense	—	596	—	—	—	—	596
Amortization of ESOP shares	—	30	—	247	—	—	277
Shares repurchased	—	—	—	—	(2,239)	—	(2,239)

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $ 82	—	—	—	—	—	(118)	(118)

Balance at June 30, 2007	$36	$37,041	$31,096	$(3,071)	$(2,239)	$(402)	$62,461

*	paid on all shares other than MHC

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the year ended
	June 30,
(In thousands)	2007	2006	2005
Operating activities:
Net income	$2,494	$1,038	$2,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	457	433	417
Provision for loan losses	730	120	857
Deferred loan origination fees (costs)	(21)	(106)	(74)
Amortization of premium (discounts) on investments	88	101	300
Proceeds from sale of loans	2,284	2,405	1,916
Loans disbursed for sale in the secondary market	(2,267)	(2,386)	(1,889)
Gain on sale of loans	(38)	(40)	(44)
Loss (gain) on sale of available for sale investment securities	(1,221)	286	(312)
Loss (gain) on sale of other real estate owned	69	(31)	—
Deferred income taxes	(304)	(652)	(426)
Effects of change in operating assets and liabilities:
Accrued interest receivable	55	(485)	(218)
Prepaid expenses and other assets	171	(260)	(118)
Accrued interest on deposits	(40)	52	(53)
Accrued expenses and other	131	97	656

Net cash provided by operating activities	2,588	572	3,057

Investing activities:
Proceeds from maturity of available for sale investment securities	24,379	18,300	—
Proceeds from sale of available for sale investment securities	1,239	8,973	6,911
Proceeds from maturity of held to maturity investment securities	22	20	408
Proceeds from repayment of mortgage-backed securities available for sale	7,910	12,690	11,303
Proceeds from sale of other real estate owned	304	320	—
Proceeds from sale of Federal Home Loan Bank stock	76
Purchases of mortgage-backed securities available for sale	—	(29,433)	—
Purchases of available for sale investment securities	(177)	(50,878)	(58)
Purchases of Federal Home Loan Bank stock	(119)	—	(70)
Net (increase) decrease in loans	(29,219)	(44,027)	(22,372)
Increase in cash surrender value of life insurance	(238)	(225)	(222)
Capital expenditures	(1,764)	(635)	(981)

Net cash provided (used) by investing activities	2,413	(84,895)	(5,081)

Financing activities:
Net increase (decrease) in deposits	26,244	(9,572)	71,440
Proceeds from Federal Home Loan Bank advances	30,600	30,000	39,550
Repayments of Federal Home Loan Bank advances	(30,600)	(30,000)	(39,550)
Proceeds from stock issuance, net of conversion cost	—	33,133	—
Capitalization of mutual holding company	—	(100)	—
Dividends paid to stockholders	(1,034)	(267)	—
Repurchases of common stock	(2,239)	—	—
Net increase in advances from borrowers for payment of insurance and taxes	43	(124)	166

Net cash provided by financing activities	23,014	23,070	71,606

Net increase (decrease) in cash and cash equivalents	28,015	(61,253)	69,582
Cash and cash equivalents at beginning of period	15,010	76,263	6,681

Cash and cash equivalents at end of period	$43,025	15,010	76,263

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements are recorded in the allowance for loan losses and deferred income taxes. Actual results could differ significantly from those estimates.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS – For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits in other financial institutions with original maturities of less than ninety days. FHLB deposits included in cash and cash equivalents approximated $30,761,000 and $11,537,000 at June 30, 2007 and 2006, respectively.

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with Statement of Financial Accounting Standards (“SFAS”) No., 115, “Accounting for Certain Investments in Debt and Equity Securities”. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank had no trading securities at June 30, 2007 and 2006. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

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

LOANS RECEIVABLE – Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans held for sale are recorded at lower of cost or market determined in the aggregate. The Bank had no loans designated as held for sale at June 30, 2007 and 2006.

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

The mortgage servicing rights recorded by the Bank are segregated into pools for valuation purposes using as pooling criteria the loan term and coupon rate in accordance with SFAS No., 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of the future earnings that a purchaser could expect to realize from each portfolio. Earnings are projected from a variety of sources including loan-servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income and costs to service the loans. The present value of future earnings is the “economic” value for the pool.

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

CONCENTRATION OF CREDIT RISK – The Bank grants primarily residential loans to customers in local counties in South Eastern Indiana. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the local economy.

Management may, at times, maintain deposit accounts with financial institutions in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

OTHER REAL ESTATE OWNED – Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure. Holding costs are expensed when incurred. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

PROPERTY AND EQUIPMENT – Property and equipment is carried at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Land improvements	7 – 15 years
Buildings	15 – 39 years
Furniture and equipment	3 – 10 years

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

The Company’s principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for certain components of compensation and post-retirement expense and book and tax bad debt deductions. Additional temporary differences result from depreciation expense computed utilizing accelerated methods for tax purposes, and for limitations on annual deductions related to charitable contributions to the UCB Charitable Foundation (NOTE 2).

EMPLOYEE STOCK OWNERSHIP PLAN – The Company accounts for the United Community Bank Employee Stock Ownership Plan (“ESOP”) in accordance with AICPA Statement of Position (SOP) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. In accordance with SOP 93-6, ESOP shares pledged as collateral are reported as unearned ESOP shares in stockholders’ equity. As shares are committed to be released from collateral, the Bank will record compensation expense equal to the current market price of the shares. To the extent that the fair value of the ESOP shares differs from the cost of such charges, the difference will be credited to stockholders’ equity as additional paid-in capital. Additionally, the shares will become outstanding for basic net income per share computations.

STOCK-BASED COMPENSATION – The Company applies the provisions of SFAS No. 123(R), “Share-Based Payment” to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to SFAS No. 123(R). The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.

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

Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on March 30, 2006, earnings per share for 2006 is based solely on earnings subsequent to that date. For the 2005 period, there were no shares of common stock outstanding.

The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding.

For the year ended
June 30, 2007
Basic weighted average outstanding shares	8,069,868
Effect of dilutive stock options and restricted stock	15,600

Diluted weighted average outstanding shares	8,085,468

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

ADVERTISING – The Bank expenses advertising costs as incurred. Advertising costs consist primarily of television, radio, newspaper and billboard advertising.

RECLASSIFICATIONS – Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes the accounting standards for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement eliminates the ability to account for share-based compensation transactions, including stock option grants, using the intrinsic value method and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. The pronouncement is effective for non-accelerated filers in fiscal years beginning on or after December 15, 2006, with early application allowed.

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

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The issue requires that an employer who issues an endorsement split-dollar life insurance arrangement that provides a benefit to an employee should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, if in substance a postretirement plan exists, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion”, if the arrangement is, in substance, an individual deferred compensation contract, based on the substantive agreement with the employee. This issue is effective for fiscal years beginning after December 31, 2007 with earlier application permitted. Management is currently assessing the impact of this issue on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide guidance in quantifying the effects of financial statement misstatements. SAB 108 requires the Company to quantify the materiality of such errors under both the “rollover” and “iron curtain” approaches. The Company does not expect any material impact from the application of SAB 108.

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

NOTE 2 – PLAN OF REORGANIZATION AND STOCK ISSUANCE

On March 30, 2006, the Bank completed its reorganization into a mutual holding company structure and the Company completed its related initial stock offering. A total of 3,647,984 shares of common stock were sold in the offering for total gross proceeds of $36,479,840. In addition, 4,655,200 shares were issued to United Community MHC, the federally chartered mutual holding company formed in connection with the reorganization. The Bank contributed $250,000 and 160,816 shares of the Company’s common stock UCB Charitable Foundation (Foundation), which was established by the Bank in connection with the reorganization. The contribution to the Foundation resulted in expense of $1,858,000 in the Company’s consolidated statement of income for the year ended June 30, 2006.

Reorganization and stock issuance costs of $1,637,000 were incurred during the year ended June 30, 2006. These costs have been accounted for as a reduction of the stock proceeds.

NOTE 3 – INVESTMENT SECURITIES

Investment securities available for sale at June 30, 2007 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

	(In thousands)
U.S. League Intermediate - Term Portfolio	$2,069	—	56	2,013
Callable bonds-U.S. Government corporations and agencies	13,843	—	233	13,610
Federal Home Loan Mortgage Corporation Common Stock	9	565	—	574
Municipal bonds	960	—	7	953
Other equity securities	78	3	—	81

	$16,959	568	296	17,231

Investment securities held to maturity at June 30, 2007 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

	(In thousands)
Municipal bonds	$223	—	—	$223

Investment securities available for sale at June 30, 2006 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

	(In thousands)
U.S. League Intermediate - Term Portfolio	$1,970	—	52	1,918
Callable bonds-U.S. Government corporations and agencies	38,127	—	487	37,640
Federal Home Loan Mortgage Corporation Common Stock	27	1,560	—	1,587
Municipal bonds	960	—	22	938

	$41,084	1,560	561	42,083

Investment securities held to maturity at June 30, 2006 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

	(In thousands)
Municipal bonds	$245	—	—	245

The callable bonds and municipal bonds available for sale have the following maturities at June 30, 2007:

	Amortized cost	Estimated market value

	(In thousands)
Due or callable in one year or less	$7,326	7,262
Due or callable in 1 - 5 years	5,229	5,170
Due or callable in 5 - 10 years	2,248	2,131

	$14,803	14,563

All of the other securities available for sale at June 30, 2007 are due, callable or saleable within one year. The investment securities held to maturity at June 30, 2007 are due in five to ten years.

Gross proceeds on sale of investment and mortgage-backed securities were $1,239,000, $8,973,000, and $6,911,000 for the years ended June 30, 2007, 2006, and 2005, respectively. Gross realized gains for the years ended June 30, 2007, 2006, and 2005 were $1,221,000, $0, and $320,000, respectively. Gross realized losses for the years ended June 30, 2007, 2006, and 2005 were $0, $286,000, and $9,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2007 and 2006:

	Less than 12 Months			12 Months or Longer			Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses

	(Dollars in thousands)
June 30, 2007
U.S. League Intermediate - Term Portfolio & Callable Government agencies	$—		—	15,623		289	15,623		289
Municipal bonds	—		—	953		7	953		7
Mortgage-backed securities	—		—	26,002		954	26,002		954

	$—		—	42,578		1,250	42,578		1,250

Number of investments		—			57			57

June 30, 2006
U.S. League Intermediate - Term Portfolio & Callable Government agencies	$33,303		239	6,255		300	39,558		539
Municipal bonds	380		10	558		12	938		22
Mortgage-backed securities	24,685		1,079	9,020		405	33,705		1,484

	$58,368		1,328	15,833		717	74,201		2,045

Number of investments		40			38			78

Management has the intent to hold these securities for the foreseeable future and the decline in market value is due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

The detail of interest and dividends on investment securities is as follows for June 30:

	2007	2006	2005
	(In thousands)
Taxable interest income	$4,012	3,779	1,875
Nontaxable interest income	40	42	53
Dividends	32	49	36

	$4,084	3,870	1,964

NOTE 4 – MORTGAGE-BACKED SECURITIES

Mortgage-backed securities available for sale at June 30, 2007 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

	(In thousands)
FNMA	$18,137	9	564	17,582
FHLMC	9,064	3	368	8,719
GNMA	421	—	21	400

	$27,642	12	953	26,701

Mortgage-backed securities available for sale at June 30, 2006 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

	(In thousands)
FNMA	$24,323	11	931	23,403
FHLMC	10,890	—	523	10,367
GNMA	523	—	30	493

	$35,736	11	1,484	34,263

The maturity of the mortgage-backed securities is based on the repayment of the underlying mortgages and is as follows at June 30, 2007:

	Amortized cost	Estimated market value

	(In thousands)
Due in 5 - 10 years	$14,456	14,022
Due in greater than 10 years	13,186	12,679

	$27,642	26,701

NOTE 5 – LOANS RECEIVABLE

Loans receivable at June 30, 2007 and 2006 consist of the following:

	June 30,
	2007	2006
	(In thousands)
Residential real estate
One-to-four family	$126,398	$117,060
Multi family	37,500	20,250
Construction	9,507	11,228
Nonresidential real estate and land	76,333	73,419
Consumer and other loans	28,532	25,849

	278,270	247,806
Less:
Allowance for losses	2,671	2,105
Undisbursed portion of loans in process	2,294	1,443
Deferred loan fees (costs)	(300)	(279)

	$273,605	$244,537

As of June 30, 2007 and 2006, the Bank was servicing loans for the benefit of others in the amount of $25,890,000 and $27,770,000, respectively. The Bank recognized $38,000, $21,000, and $17,000 of pre-tax gains on sale of loans related primarily to capitalized mortgage servicing rights during the years ended June 30, 2007, 2006 and 2005, respectively. The carrying value of mortgage servicing rights approximated $231,000 and $246,000 as of June 30, 2007 and 2006, respectively. No impairment has been recognized on the mortgage service assets and correspondingly, no valuation allowance has been recognized as of June 30, 2007 and 2006.

The amount of loans classified as nonaccrual totaled approximately $3,159,000 and $821,000 at June 30, 2007 and 2006, respectively. Interest income from these nonaccrual loans during the years ended June 30, 2007, 2006 and 2005 was immaterial. All loans classified as nonaccrual had allowances determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”. At June 30, 2007 and 2006, the recorded investment in loans for which impairment has been recognized was approximately $2,231,000 and $385,000, respectively, with related reserves of $635,000 and $195,000, respectively. The average balance of impaired loans was approximately $1,698,000, $803,000, and $825,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Interest received on impaired loans for the years ended June 30, 2007, 2006 and 2005 was immaterial. The amount of loans over 90 days past due totaled $3,200,000 and $823,000 at June 30, 2007 and 2006, respectively. As of June 30, 2007, the Bank has no commitments to loan additional funds to these borrowers.

The Company sells loans in the secondary market. Mortgage loan sales totaled $2,267,000, $2,386,000, and $1,889,000 during the years ended June 30, 2007, 2006 and 2005, respectively. The Bank had no loans designated as held for sale at June 30, 2007 and 2006. It is generally management’s intention to hold all other loans originated to maturity or earlier repayment.

Changes in the allowance for losses on loans for the year ended June 30 are as follows:

	2007	2006	2005
	(In thousands)
Balance at beginning of year	$2,105	2,266	1,550
Provisions charged to income	730	120	857
Charge-offs	(211)	(289)	(156)
Recoveries	47	8	35
Transfers to allowance for losses on other real estate owned	—	—	(20)

Balance at end of year	$2,671	2,105	2,266

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at June 30:

	2007	2006
	(In thousands)
One to four family	$111	151

Activity in the allowance for losses on real estate owned is as follows for years ended June 30,:

	2007	2006	2005
	(In thousands)
Balance, beginning of period	$—	20	—
Charged off upon sale of property	—	(20)	—
Transfers from allowance for loan losses	—	—	20

Balance, end of period	$—	—	20

The Company had no valuation allowance at either June 30, 2007 or 2006.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 and 2006 is summarized as follows:

	June 30,
	2007	2006
	(In thousands)
Land and land improvements	$2,242	2,194
Buildings and building improvements	4,407	3,039
Furniture and equipment	2,375	1,833
Construction in-progress	—	189

	9,024	7,255
Less: accumulated depreciation	2,290	1,828

	$6,734	5,427

As of June 30, 2007, the Company entered into an agreement to sell certain land for $750,000, effective March 31, 2008. The cost of the land approximates $700,000, and is included in Land and land improvements at June 30, 2007.

NOTE 8 – DEPOSITS

Deposits at June 30, 2007 and 2006 consist of the following:

	2007		2006
	(Dollars in thousands)
	Weighted Average Rate	Balance	Weighted Average Rate	Balance

Demand deposit accounts	1.92%	$63,540	2.05%	74,749
Passbook	1.93%	42,166	1.76%	49,549
Money market deposit accounts	3.85%	67,856	3.18%	59,846

Total demand and passbook deposits		173,562		184,144

Certificate of deposits:
Less than 12 months	5.14%	60,970	3.88%	56,697
12 months to 24 months	5.18%	44,536	4.49%	21,126
24 months to 36 months	4.03%	7,141	3.83%	589
More than 36 months	4.25%	7,840	5.05%	4,619
Individual retirement accounts	4.74%	22,002	3.89%	22,632

Total certificate of deposits		142,489		105,663

Total deposit accounts		$316,051		289,807

Interest paid and accrued on deposits is as follows:

	For the years ended June 30
	2007	2006	2005
	(In thousands)
NOW and money market accounts	$3,834	3,601	1,079
Savings	782	711	774
Certificate of deposits	5,863	3,409	2,733

	$10,479	7,721	4,586

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $76,017,000 and $52,376,000 at June 30, 2007 and 2006, respectively. Individual deposits with denominations of more than $100,000 are not federally insured.

Total non-interest bearing deposits were $11,668,000 and $13,082,000 at June 30, 2007 and 2006, respectively. Municipal deposits totaled $138,019,000 and $138,603,000 at June 30, 2007 and 2006, respectively.

Maturities of certificate accounts at June 30, 2007 and 2006 are approximately as follows:

	2007	2006
	(In thousands)
One year or less	$106,991	67,719
1 - 2 years	21,229	24,703
2 - 3 years	9,761	5,994
3 - 4 years	4,182	3,140
4 - 5 years	280	4,064
Over 5 years	46	43

	$142,489	105,663

NOTE 9 – FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at June 30, 2007 and 2006 are as follows:

	2007		2006
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest bearing deposits	$43,025	43,025	15,010	15,010
Investment securities available for sale	17,231	17,231	42,083	42,083
Investment securities held to maturity	223	223	245	245
Mortgage-backed securities	26,701	26,701	34,263	34,263
Loans receivable	273,605	266,520	244,537	238,549
Accrued interest receivable	1,884	1,884	1,939	1,939
Investment in FHLB stock	1,730	1,730	1,687	1,687
Financial liabilities:
Deposits	$316,051	322,175	289,807	291,040
Accrued interest payable	74	74	114	114
Off-balance sheet items	—	—	—	—

NOTE 10 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and a blanket pledge agreement for qualifying first mortgage loans. During 2007 and 2006, the amounts advanced from the FHLB were paid in full by June 30, 2007 and 2006.

NOTE 11 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Bank has a standard 401(k) profit sharing plan. Eligible participants must be at least 18 years of age and have one year of service. The Bank makes matching contributions based on each employee’s deferral contribution. Total expense under the plan for the years ended June 30, 2007, 2006 and 2005 totaled $120,000, $111,000 and $90,000, respectively.

ESOP

Effective upon the consummation of the reorganization (NOTE 2) in March 2006, the United Community Bank Employee Stock Ownership Plan (ESOP) was established for eligible employees. Eligible participants must be at least 18 years of age and have one year of service.

The ESOP used $3,318,000 in proceeds from a term loan obtained from the Company to purchase 331,788 shares of Company common stock. As of June 30, 2007 and 2006, the ESOP owned 313,717 and 331,788 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to the participants. Additionally, as of June 30, 2007, the Company has committed to release 6,600 shares. The Company recognized compensation expense of $277,000 during the year ended June 30, 2007, which equals the fair value of the ESOP shares during the periods in which they became committed to be released. The fair value of the unearned ESOP shares approximated $3,947,000 at June 30, 2007.

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

Deferred Compensation

In March 2002, the Bank adopted a supplemental retirement income program with selected officers and board members. To fund this plan, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000. The cash surrender value of these policies was $6,362,000 and $6,124,000 at June 30, 2007 and 2006, respectively. The directors’ liability is accrued based on life expectancies, return on investment and a discount rate. For the officers, an annual contribution based on actuarial assumptions is made to a secular trust with the employee as beneficiary. Deferred compensation payments are funded by available assets in the secular trust. No further funding is required by the Bank, with the exception that upon a change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected deferred compensation expense for the funding of officers’ deferred compensation are as follows:

2007	197,000
2008	197,000
2009	197,000
2010	197,000
2011	197,000
2013 and thereafter	965,000

$1,950,000

At June 30, 2007 and 2006, the Bank had accrued directors’ supplemental retirement expense of $1,172,000 and $1,060,000, respectively. Officers and directors supplemental retirement expense totaled $426,000, $297,000 and $409,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Supplemental Executive Retirement Plan

Effective upon the consummation of the reorganization in March 2006 (NOTE 2), a Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP. SERP expense totaled $9,000 for the year ended June 30, 2007. The Company incurred no expense for the year ended June 30, 2006.

Employee Severance Compensation Plan

Effective upon the consummation of the reorganization in March 2006 (NOTE 2), a Employee Severance Compensation Plan (Severance Plan) was established to provide eligible employees with severance benefits if a change in control of the Bank occurs causing involuntary termination of employment in a comparable position. Employees are eligible upon the completion of one year of service. Under the Severance Plan, eligible employees will be entitled to severance benefits ranging from one month of compensation, as defined in the plan, up to 199% of compensation. Such benefits are payable within five business days from termination of employment.

NOTE 12 – STOCK-BASED COMPENSATION

In November 2006, the Company adopted the United Community Bancorp 2006 Equity Incentive Plan (Equity Incentive Plan) for the issuance of restricted stock, incentive stock options and non-statutory stock options to employees, officers and directors of the Company. The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the Equity Incentive Plan is 580,630. Of the total shares available, 414,736 may be issued in connection with the exercise of stock options and 165,894 may be issued as restricted stock. The maximum number of shares of common stock that may be covered by options granted under the Equity Incentive Plan to any one person during any one calendar year is 103,684.

In December 2006, the Board of Directors of the Company authorized the funding of a trust that purchased 165,894 shares of the Company’s outstanding common stock to be used to fund restricted stock awards under the Equity Incentive Plan.

In December 2006, the Company granted restricted stock awards for a total of 149,297 shares of common stock, incentive stock option awards for a total of 219,446 shares of common stock and non-statutory stock option awards for a total of 153,815 shares of common stock. These awards vest at 20% annually from January 2008 through January 2012. As of June 30, 2007, all granted awards remained outstanding and unvested. Total recognized compensation expense for the year ended June 30, 2007 was $596,000. The unvested expense as of June 30, 2007, that will be recorded as expense in future periods, is $2,011,000, which is net of the effect of estimated forfeitures. The weighted average time over which this expense will be recorded is 54 months. This expense has been calculated for stock options using the following assumptions: expected volatility of 11.49%, risk-free interest rate of 4.6%, expected term of ten years and expected dividend yield of 2.3%.

Information related to stock options for the year ended June 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	—	$—
Granted	373,261	11.53
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2007	373,261	11.53	9.5 years	$392,000

Fair value of options granted during the year		$2.37

Information related to restricted stock grants for the year ended June 30, 2007 is as follows:

	Shares	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2006	—
Granted	149,297
Forfeited	—
Exercised	—

Outstanding at June 30, 2007	149,297	4.5 years

Fair value of restricted stock grants during the year		$11.53

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended June 30
	2007	2006	2005
		(In thousands)
Supplemental disclosure of cash flow information is as follows:

Cash paid during the year for:
Income taxes	$1,512	1,524	851
Interest	$10,616	7,722	4,706

Supplemental disclosure of non-cash investing and financing activities is as follows:

Unrealized gains (losses) on securities designated as available for sale, net of taxes	$(118)	(1,055)	107
Transfers of loans to other real estate owned	$331	375	—

NOTE 14 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2007, 2006 and 2005 was $40,000, $109,000, and $26,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2007:

2008	$30,000
2009	9,000

$39,000

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office. Revenue from these leases for the years ended June 30, 2007, 2006 and 2005 was $143,000, $107,000, and $53,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2007:

2008	$122,000
2009	57,000
2010	57,000
2011	24,000

$260,000

Loans

In the ordinary course of business, the Bank has various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. These commitments involve elements of credit risk in excess of the amounts recognized in the balance sheet.

The Bank uses the same credit policies in making commitments for loans as it does for loans that have been disbursed and recorded in the consolidated balance sheet. The Bank generally requires collateral when it makes loan commitments, which generally consists of the right to receive first mortgages on improved or unimproved real estate when performance under the contract occurs.

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

At June 30, 2007, the Bank’s total commitment to extend credit at variable rates was approximately $18,780,000. The amount of fixed rate commitments was approximately $1,770,000 at June 30, 2007. The fixed rate loan commitments at June 30, 2007 have interest rates ranging from 5.88% to 6.50%. In addition, the Bank had approximately $3,277,000 of letters of credit outstanding at June 30, 2007.

NOTE 15 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $3,216,000 and $3,490,000 at June 30, 2007 and 2006, respectively. All loans were current at June 30, 2007 and 2006, respectively. Loans to employees totaled $7,397,000 and $6,049,000 at June 30, 2007 and 2006, respectively.

The activity in loans to related parties for the years ended June 30, 2007 and 2006 is as follows:

	June 30,
	2007	2006
	(In thousands)
Beginning balance	$9,539	8,485
New loans	2,149	2,245
Payments on loans	(1,074)	(1,191)

Ending balance	$10,614	9,539

Deposits from officers and directors totaled $2,792,000 and $3,595,000 at June 30, 2007 and 2006, respectively. Employee deposits totaled $1,428,000 and $1,350,000 at June 30, 2007 and 2006, respectively.

NOTE 16 – REGULATORY CAPITAL

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At April 2, 2007, the most recent regulatory notifications categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, under current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Actual and required capital amounts and ratios are presented below:

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2007
Tier 1 capital to risk-weighted assets	$50,945	21.24%	$9,594	4.0%	$14,391	6.0%
Total capital to risk-weighted assets	50,564	20.27%	19,956	8.0%	24,945	10.0%
Tier 1 capital to adjusted total assets	50,945	13.42%	15,185	4.0%	18,981	5.0%
Tangible capital to adjusted total assets	50,945	13.42%	5,694	1.5%	—	—

June 30, 2006
Tier 1 capital to risk-weighted assets	$45,293	19.66%	$9,216	4.0%	$13,824	6.0%
Total capital to risk-weighted assets	47,431	20.59%	18,432	8.0%	23,040	10.0%
Tier 1 capital to adjusted total assets	45,293	13.23%	14,265	4.0%	17,831	5.0%
Tangible capital to adjusted total assets	45,293	13.23%	5,349	1.5%	—	—

NOTE 17 – FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows:

	2007	2006	2005
	(In thousands)
Current tax expense:
Federal	$1,464	976	860
State	325	251	207

	1,789	1,227	1,067

Deferred tax benefit:
Federal	(253)	(551)	(365)
State	(51)	(101)	(60)

	(304)	(652)	(425)

	$1,485	575	642

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2007 and 2006 are as follows:

	June 30,
	2007	2006
	(In thousands)
Deferred tax assets arising from:
Loan loss reserve	$1,058	811
Vacation and bonus accrual	210	216
Supplemental retirement	375	334
Stock-based compensation	189	—
Contribution to UCB
Charitable Foundation	367	529
Unrealized loss on securities available for sale	268	186
State depreciation	80	98
Post-retirement health care benefits	56	56

Total deferred tax assets	2,603	2,230

Deferred tax liabilities arising from:
Mortgage servicing rights	(91)	(97)
Depreciation	(133)	(142)
Other	(30)	(27)

Total deferred tax liabilities	(254)	(266)

Net deferred tax asset	$2,349	1,964

During the year ended June 30, 2006, the Company contributed $1,858,000 to fund the UCB Charitable Foundation (NOTE 2). The deduction for federal income tax purposes is limited to ten percent of federal taxable income. The non-deductible portion, which approximates $1,100,000 at June 30, 2007, is available for future deduction through the year ended June 30, 2011. The Company has not recorded a valuation allowance, as the deferred tax assets are presently considered to be realizable based on the level of anticipated future taxable income. Net deferred tax liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates.

In 2005, the Bank qualified for the federal rehabilitation tax credit for its improvements to a historical building located in Southeastern Indiana. The credit of approximately $231,000 reduced federal income tax expense for the year ended June 30, 2005.

The rate reconciliation for years ended June 30, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(In thousands)
Federal income taxes at statutory rate	$1,394	548	914
State taxes, net of federal benefit	214	100	97
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on Bank-owned life insurance	(77)	(77)	(75)
Non-deductible stock-based compensation	51	—	—
Historical rehabilitation credit	—	—	(231)
Other	(97)	4	(63)

	$1,485	575	642

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

NOTE 18 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of United Community Bancorp (parent company only) as of June 30, 2007 and 2006, and the results of its operations and cash flows for the fiscal years ended June 30, 2007, 2006 and 2005 (all amounts in thousands):

UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2007 and 2006

	2007	2006
ASSETS
Cash and cash equivalents	$10,440	$6,320
Securities available for sale – at estimated market value	80	7,056
Accrued interest receivable	148	137
Deferred income taxes	365	536
Prepaid expenses and other assets	3,087	84
Investment in United Community Bank	50,565	48,352

	$64,685	$62,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Intercompany payable	$2,224	—
Stockholders’ equity	62,461	62,485

	$64,685	$62,485

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2007, 2006 and 2005

	2007	2006	2005
Interest income:
ESOP loan	$253	$63	—
Securities	394	80	—
Other income:
Equity in earnings of United Community Bank	2,344	676	—

Net revenue	2,991	819
Operating expenses:
Charitable contributions	—	1,857	—
Other operating expenses	401	101	—

Net operating expenses	401	1,958

Income (loss) before income taxes	2,590	(1,139)
Income tax expense (benefit)	96	(615)	—

Net income (loss)	$2,494	$(524)	—

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2007, 2006 and 2005

	2007	2006	2005
Operating activities:
Net earnings (loss)	$2,494	$(524)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discounts on investments	—	(10)	—
Equity in earnings of United Community Bank	(2,344)	(676)	—
Amortization and expense of stock-based compensation plans	873	—	—
Deferred income taxes	163	(529)	—
Effects of change in assets and liabilities	(788)	(221)	—

	398	(1,960)	—

Investing activities:
Proceeds from investment securities	7,075	1,000	—
Purchases of securities	(80)	(8,063)	—

	6,995	(7,063)	—

Financing activities:
Net proceeds from stock issuance	—	33,133	—
Capitalization of mutual holding company	—	(100)	—
Capital contribution in Bank	—	(17,423)	—
Purchase of treasury stock	(2,239)	—	—
Dividends paid to stockholders	(1,034)	(267)	—

	(3,273)	15,343	—

Net increase in cash and cash equivalents	4,120	6,320	—
Cash and cash equivalents at beginning of year	$6,320	—	—

Cash and cash equivalents at end of year	$10,440	$6,320	—

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2007 and 2006:

	For the year ended June 30,
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter
Interest income	$5,965	5,429	5,202	5,091
Interest expense	3,046	2,737	2,568	2,225

Net interest income	2,919	2,692	2,634	2,866
Provision for loan losses	95	95	495	45

Net interest income after provision for loan losses	2,824	2,597	2,139	2,821

Other income	493	1,001	987	367
Other expense	2,498	2,318	2,259	2,175

Income before income taxes	819	1,280	867	1,013
Provision for income taxes	260	567	307	351

Net income	$559	713	560	662

	For the year ended June 30, 2006
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter
Interest income	$4,963	4,546	4,239	4,130
Interest expense	2,065	1,940	1,938	1,819

Net interest income	2,898	2,606	2,301	2,311
Provision for loan losses	30	30	30	30

Net interest income after provision for loan losses	2,868	2,576	2,271	2,281
Other income	345	117	367	360
Other expense	2,182	3,838	1,795	1,757

Income (loss) before income taxes	1,031	(1,145)	843	884
Provision for income taxes	330	(381)	303	323

Net income (loss)	$701	(764)	540	561

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the year ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

The information contained under the sections captioned “Proposal I — Election of Director in the Proxy Statement is incorporated herein by reference. The following executive officers are not directors;

Vicki A. March has served as Chief Financial Officer, Treasurer and Senior Vice President, Finance, since 1999 and for United Community Bancorp since its inception in March 2006. Ms. March previously served as Treasurer from 1980 to 1999. Age 52.

James W. Kittle has served as Senior Vice President, Lending since 1980. Mr. Kittle’s cousins, Eugene B. Seitz, II and George M. Seitz, serve on the Board of Directors. Age 49.

William T. Bird has served as Senior Vice President, Investments, Asset Liability Management since 1997 and Commercial Lending from 2004 until 2006. Previously Mr. Bird served as Chief Financial Officer and Treasurer of Lenox Bancorp, Inc. from 1994 to 1996, and as an asset liability and business planning manager of Sendero Corporation from 1992 to 1994. Age 44.

W. Michael McLaughlin has served as Senior Vice President, Operations since 1983. Mr. McLaughlin is the brother of E.G. McLaughlin, Executive Vice President of United Community Bank. Age 48.

Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s officers, directors and employees. For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance–Code of Ethics and Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the code of ethics is available, without charge, upon written request to c/o Corporate Secretary, 92 Walnut Street, Lawrenceburg, Indiana 47025.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the sections captioned “Meetings of and Committees of the Board of Directors – Audit Committee” in the Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Executive Compensation

The information required by this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis”, “Executive Compensation” and “Directors Compensation” in the Proxy Statement.

Corporate Governance

The information required by this item is incorporated herein by reference to the sections titled “Meetings of and Committees of the Board of Directors – Compensation Committee” and “Compensation Committee Report on Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans

The Company has adopted the 2006 Equity Incentive Plan, pursuant to which equity may be awarded to participants. The plan has been approved by stockholders.

The following table sets forth certain information with respect to the Company’s equity compensation plan as of June 30, 2007.

	(a)	(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	522,558	$8.24	(1)	58,072

Equity compensation plans not approved by security holders	—	—		—

Total (2)	522,558	$8.24	(1)	58,072

(1)	The weighted-average exercise price of outstanding stock options is $11.53. Restricted stock grants do not have an exercise price and are subject to vesting provisions only.
(2)	The 2006 Equity Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section titled “Transactions with Related Persons” in the Proxy Statement.

Director Independence

The information related to director independence required by this item is incorporated herein by reference to the section titled “Proposed 1 – Election of Directors” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 – Ratification of Independent Registered Public Accountants” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2007 and 2006

Consolidated Statements of Income for the Years Ended June 30, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Charter of United Community Bancorp (1)

3.2	Amended and Restated Bylaws of United Community Bancorp (2)

4.1	Specimen Stock Certificate of United Community Bancorp (1)

10.1	United Community Bank Employee Stock Ownership Plan and Trust Agreement*(1)

10.2	Form of ESOP Loan Documents*(1)

10.3	United Community Bank 401(k) Profit Sharing Plan and Trust and Adoption Agreement*(1)

10.4	United Community Bank Employee Severance Compensation Plan*(1)

10.5	United Community Bank Supplemental Executive Retirement Plan*(1)

10.6	Employment Agreement between United Community Bancorp and William F. Ritzmann*(1)

10.7	Employment Agreement between United Community Bancorp and Elmer G. McLaughlin*(1)

10.8	Employment Agreement between United Community Bancorp and Vicki A. March*(1)

10.9	Employment Agreement between United Community Bank and William F. Ritzmann, as amended*(1)

10.10	Employment Agreement between United Community Bank and Elmer G. McLaughlin, as amended*(1)

10.11	Employment Agreement between United Community Bank and James W. Kittle, as amended*(1)

10.12	Employment Agreement between United Community Bank and W. Michael McLaughlin, as amended. *(3)

10.13	United Community Bank Directors Retirement Plan*(1)

10.14	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto*(1)

10.15	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements*(1)

21	Subsidiaries

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on December 14, 2005 (File No. 333-130302).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2007 (File No. 0-51800).
(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 26, 2007	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ William F. Ritzmann	September 26, 2007
William F. Ritzmann
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Vicki A. March	September 26, 2007
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Ralph B. Sprecher	September 26, 2007
Ralph B. Sprecher
Chairman of the Board

By:	/s/ Robert J. Ewbank	September 26, 2007
Robert J. Ewbank
Director

By:	/s/ Jerry W. Hacker	September 26, 2007
Jerry W. Hacker
Director

By:	/s/ Elmer G. McLaughlin	September 26, 2007
Elmer G. McLaughlin
Chief Operating Officer and Director

By:	/s/ Anthony C. Meyer	September 26, 2007
Anthony C. Meyer
Director

By:	/s/ George M. Seitz	September 26, 2007
George M. Seitz
Director

By:	/s/ Eugene B. Seitz	September 26, 2007
Eugene B. Seitz
Director

By:	/s/ Richard C. Strzynski	September 26, 2007
Richard C. Strzynski
Director