Form 10-Q
period 2007-09-30
United Community Bancorp
filed 2007-11-14
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, there were 8,464,000 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

Part I. Financial Information

Item 1.	Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidating Statements of Financial Condition

(In thousands, except shares)	(Unaudited) September 30, 2007	June 30, 2007
Assets
Cash and cash equivalents	$30,518	$43,025
Investment securities:
Securities available for sale - at estimated market value	14,772	17,231
Securities held to maturity - at amortized cost (market approximates cost)	223	223
Mortgage-backed securities available for sale - at estimated market value	25,993	26,701
Loans receivable, net	285,921	273,605
Property and equipment, net	6,693	6,734
Federal Home Loan Bank stock, at cost	1,730	1,730
Accrued interest receivable:
Loans	1,461	1,440
Investments and mortgage-backed securities	383	444
Other real estate owned, net	3	111
Cash surrender value of life insurance policies	6,418	6,362
Deferred income taxes	2,610	2,349
Prepaid expenses and other assets	995	1,106

Total assets	$377,720	$381,061

Liabilities and Stockholders’ Equity
Deposits	$313,784	$316,051
Accrued interest on deposits	52	74
Advances from borrowers for payment of insurance and taxes	301	192
Accrued expenses and other liabilities	2,423	2,283

Total liabilities	316,560	318,600
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and outstanding at September 30, 2007 and June 30, 2007	36	36
Additional paid-in capital	37,346	37,041
Retained earnings	30,551	31,096
Less unearned ESOP shares	(3,038)	(3,071)
Treasury stock	(3,673)	(2,239)
Accumulated other comprehensive income:
Unrealized loss on securities available for sale, net of income taxes	(62)	(402)

Total stockholders’ equity	61,160	62,461

Total liabilities and stockholders’ equity	$377,720	$381,061

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidating Statements of Operations

	(Unaudited) Three months ended September 30,
(In thousands, except per share data)	2007	2006
Interest income:
Loans	$4,615	$4,165
Investments and mortgage - backed securities	968	926

Total interest income	5,583	5,091

Interest expense:
Deposits	3,009	2,129
Borrowed funds	—	96

Total interest expense	3,009	2,225

Net interest income	2,574	2,866
Provision for loan losses	980	45

Net interest income after provision for loan losses	1,594	2,821

Other income:
Service charges	275	256
Gain on sale of loans	—	20
Income from Bank Owned Life Insurance	57	56
Other	61	35

Total other income	393	367

Other expense:
Compensation and employee benefits	1,539	1,254
Premises and occupancy expense	252	232
Deposit insurance premium	9	9
Advertising expense	76	71
Data processing expense	65	87
ATM service fees	89	89
Other operating expenses	382	433

Total other expense	2,412	2,175

Income (loss) before income taxes	(425)	1,013

Provision (benefit) for income taxes:
Federal	(170)	285
State	(9)	66

	(179)	351

Net income (loss)	$(246)	$662

Basic and diluted earnings (loss) per share	$(0.03)	$0.08

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	(Unaudited) Three months ended September 30,
(in thousands)	2007	2006
Net income (loss)	$(246)	$662
Other comprehensive income, net of tax Unrealized gain on available for sale securities during the period	340	705

Total comprehensive income	$94	$1,367

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

	(Unaudited) Three months ended September 30,
(In thousands)	2007	2006
Operating activities:
Net income (loss)	$(246)	$662
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	120	95
Provision for loan losses	980	45
Deferred loan origination fees (costs)	(33)	2
Amortization of premium (discounts) on investments	25	(3)
Proceeds from sale of loans	—	1,196
Loans disbursed for sale in the secondary market	—	(1,185)
Gain on sale of loans	—	(20)
ESOP shares committed to be released	33	121
Stock-based compensation expense	298	—
Deferred income taxes	(528)	(47)
Loss on sale of other real estate owned	3	—
Effects of change in operating assets and liabilities:
Accrued interest receivable	40	(40)
Prepaid expenses and other assets	111	438
Accrued interest on deposits	(22)	7
Income taxes payable	—	105
Accrued expenses and other	332	(143)

Net cash provided by operating activities	1,113	1,233

Investing activities:
Proceeds from maturity of available for sale investment securities	2,615	8,576
Proceeds from repayment of mortgage-backed securities available for sale	1,589	2,256
Proceeds from sale of other real estate owned	104	—
Proceeds from redemption of Federal Home Loan Bank stock	—	51
Purchases of available for sale investment securities	(496)	(99)
Net increase in loans	(13,406)	(12,229)
Increase in cash surrender value of life insurance	(56)	(56)
Capital expenditures	(79)	(613)

Net cash used by investing activities	(9,729)	(2,114)

Financing activities:
Net decrease in deposits	(2,267)	(6,481)
Net increase in Federal Home Loan Bank advances	—	6,500
Dividends paid to stockholders	(299)	(266)
Repurchases of common stock	(1,434)	—
Net increase in advances from borrowers for payment of insurance and taxes	109	114

Net cash used by financing activities	(3,891)	(133)

Net decrease in cash and cash equivalents	(12,507)	(1,014)
Cash and cash equivalents at beginning of period	43,025	15,010

Cash and cash equivalents at end of period	$30,518	13,996

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

BASIS OF PRESENTATION – United Community Bancorp (the “Company”) is a Federally-chartered corporation, which was organized to be the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. Financial statements prior to the reorganization were the financial statements of the Bank. United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. United Community MHC owns 55% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana.

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. There are no adjustments other than such normal recurring adjustments. The results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended June 30, 2007, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2007.

2. EMPLOYEE STOCK OWNERSHIP PLAN – As of September 30, 2007 and June 30, 2007, the ESOP owned 313,717 shares of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

3. EARNINGS PER SHARE (EPS) – Basic EPS is based on the weighted average number of common shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Basic and diluted weighted average number of common shares outstanding totaled 7,916,106 and 8,144,312 for the three month periods ended September 30, 2007 and 2006, respectively. For the period ended September 30, 2007, 522,558 shares subject to restricted stock and stock option awards were excluded from the computation of diluted weighted average number of shares due to their effect being anti-dilutive. No such awards were outstanding for the period ended September 30, 2006.

4. STOCK-BASED COMPENSATION – The Company applies the provisions of SFAS No. 123(R), “Share-Based Payment” to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to SFAS No. 123(R). The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.

5. DIVIDENDS – On July 26, 2007, the Board of Directors of the Company declared a cash dividend on the Company’s outstanding shares of stock of $0.08 per share. The dividend was paid on August 31, 2007. Accordingly, cash dividends approximating $299,000 were paid to shareholders during the three month period ended September 30, 2007. United Community MHC waived its right to receive cash dividends of approximately $326,000 on its owned shares of Company common stock.

On October 25, 2007, the Board of Directors of the Company declared a cash dividend on the Company’s outstanding shares of stock of $0.08 per share, payable on or about November 30, 2007 to shareholders of record as of the close of business on November 12, 2007. United Community MHC intends to waive its right to receive the dividend.

6. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$285	$299
Interest	$3,031	$2,198
Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$340	$705
Transfers of loans to other real estate owned	$—	$45

7. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2007, which is available through the SEC’s website at www.sec.gov , as well as under “Part II—Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

Total assets were $377.7 million at September 30, 2007 and $381.1 million at June 30, 2007. Nonperforming assets increased to $5.2 million at September 30, 2007 from $3.3 million at June 30, 2007. During the quarter ended September 30, 2007, cash and cash equivalents decreased $12.5 million to $30.5 million from $43.0 million at June 30, 2007 as cash was redeployed into higher yielding loans. Securities available for sale decreased $2.4 million to $14.8 million at September 30, 2007 from $17.2 at June 30, 2007. Mortgage backed securities available for sale decreased $700,000 to $26.0 million at September 30, 2007 from $26.7 million at June 30, 2007. The decreases are due to the redeployment of these funds into higher yielding loans. Loans receivable increased $12.3 million to $285.9 million at September 30, 2007 from $273.6 million at June 30, 2007 as a result of increases in our commercial real estate, residential 1-4 family and consumer loan portfolios. Loan growth in these portfolios is primarily the result of our marketing efforts which include media and personal contacts. Loan growth was funded primarily by maturities of investment securities and excess cash.

Total liabilities decreased $2.0 million to $316.6 million at September 30, 2007 from $318.6 million at June 30, 2007. The decrease in liabilities is the net effect of a $2.3 million decrease in deposits. This is the result of an $11.9 million decrease in municipal deposits from a balance of $138.0 million at June 30, 2007 to $126.1 million at September 30, 2007. Our municipal deposits decreased as a result of withdrawals to fund various public projects. This decrease was offset by increases in our retail deposits of $8.9 million as a result of our increased marketing efforts.

Stockholders’ equity at September 30, 2007 was $61.2 million compared to $62.5 million at June 30, 2007. The decrease is the result of a net loss of $246,000 for the quarter ended September 30, 2007, an increase of 116,592 shares of treasury stock totaling $1.4 million and dividends paid of $299,000, offset by a decrease in unrealized losses on securities available for sale of $340,000, a reduction in unearned ESOP shares of $33,000 and an increase in additional paid in capital of $305,000.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General. Net income decreased $908,000 for the three months ended September 30, 2007 to a net loss of $246,000 compared to net income of $662,000 for the three months ended September 30, 2006, primarily due to an increase in the provision for loan losses.

Net Interest Income. Net interest income for the three months ended September 30, 2007 totaled $2.6 million compared to $2.9 million for the prior year quarter. The decrease from the prior year quarter is primarily due to an increase in total interest expense of $784,000, partially offset by an increase in total interest income of $492,000.

Interest income on loans increased by $450,000 primarily due to the combined effect of an increase in average balance to $278.3 million for the quarter ended September 30, 2007, from $252.1 million for the same period in 2006, and an increase in the average yield to 6.63% from 6.61% during the same periods. Interest income on investment and mortgage-backed securities including interest earned on cash held in third party deposit accounts, increased by $42,000. The increase is primarily resulted from the effect of an increase in interest earned on cash held in third party deposit accounts, where the increase is attributable to an increase in market interest rates. The increase in interest income was also augmented by the increase in average yield on investment and mortgage-backed securities from 4.05% to 5.06%, which offset the negative impact of the decrease in average balance of investment and mortgage-backed securities from $69.0 million to $42.3 million during the same periods.

Interest expense on interest-bearing deposits increased by $880,000, primarily due to the effect of an increase in average rate paid to 3.85% for the quarter ended September 30, 2007 from 3.08% for the same period in 2006, and an increase in average balance to $312.8 million from $276.6 million. Interest expense on borrowed funds decreased $96,000 due to average outstanding borrowings of $8.2 million for the quarter ended September 30, 2006 compared with no such borrowings during the quarter ended September 30, 2007.

The increase in average yields on loans and investments and in the average rates paid on interest-bearing deposits is primarily the result of an increase in market interest rates.

The following table summarizes changes in interest income and interest expense for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,615	$4,165	10.8%
Investment securities	535	698	(23.3)
Other interest-earning assets	433	228	89.9

Total interest income	5,583	5,091	9.7
Interest expense:
NOW and money market deposit accounts	989	794	24.6
Passbook accounts	184	202	(8.9)
Certificates of deposit	1,836	1,133	62.0

Total interest-bearing deposits	3,009	2,129	41.3
FHLB advances	—	96	(100.0)

Total interest expense	3,009	2,225	(35.2)

Net interest income	$2,574	$2,866	(10.2)

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2007 and 2006. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	278,330	4,615	6.63%	$252,059	$4,165	6.61%
Investment securities	42,318	535	5.06	68,950	698	4.05
Other interest-earning assets	38,434	433	4.51	11,487	228	7.97

	359,082	5,583	6.22	332,496	5,091	6.13
Noninterest-earning assets	18,551			20,236

Total assets	377,633			$352,732

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	127,518	989	3.10%	$121,251	794	2.62
Passbook accounts	39,835	184	1.85	48,206	202	1.68
Certificates of deposit	145,430	1,836	5.05	107,185	1,133	4.23

Total interest-bearing deposits	312,783	3,009	3.85	276,642	2,129	3.08
FHLB advances	—	—	—	8,200	96	4.68

Total interest-bearing liabilities	312,783	3,009	3.85	284,842	2,225	3.12

Noninterest bearing liabilities	3,044			4,720

Total liabilities	315,827			289,562
Stockholders’ equity	61,806			63,170

Total liabilities and stockholders’ equity	377,633			$352,732

Net interest income		2,574			$2,866

Interest rate spread			2.37%			3.01%
Net interest margin (annualized)			2.87%			3.45%
Average interest-earning assets to average interest-bearing liabilities			114.8%			116.7%

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Allowance at beginning of period	$2,671	$2,105
Provision for loan losses	980	45
Charge offs:
Real estate	—	20
Nonresidential real estate and land	—	—
Consumer and other loans	25	—

Total charge-offs	25	20

Recoveries
Real estate	—	8
Consumer and other loans	2	12

Total recoveries	2	20

Net charge-offs	—	—

Allowance at end of period	$3,628	$2,150

The provision for loan losses was $980,000 for the quarter ended September 30, 2007 compared to $45,000 for the quarter ended September 30, 2006. The increase is primarily due to an increase of $2.0 million in nonperforming loans for the quarter ended September 30, 2007 compared to an increase of $470,000 in nonperforming loans for the quarter ended September 30, 2006. The increase in nonperforming loans in the 2007 quarter is primarily the result of five commercial real estate loans totaling $4.3 million being placed on nonaccraul status. At September 30, 2007, nonperforming loans totaled $5.2 million compared to $3.2 million at June 30, 2007. Management believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At September 30, 2007	At June 30, 2007	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$637	$810	(21.14)%
Nonresidential real estate and land	4,496	2,264	98.59
Consumer and other loans	51	85	(40.00)

Total	5,184	3,159	64.10
Real estate and other assets owned	3	111	(97.30)

Total nonperforming assets	$5,187	$3,270	58.62

Total nonperforming loans to total loans	1.86%	1.14%	63.16
Total nonperforming loans to total assets	1.37%	0.83%	65.06
Total nonperforming assets to total assets	1.37%	0.86%	59.30

Other Income. The following table summarizes other income for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006	% Change
	(Dollars in thousands)
Service charges	$275	$256	7.4%
Gain on sale of loans	—	20	(100.0)
Income from Bank Owned Life Insurance	57	56	1.8
Other	61	35	74.3

Total	$393	$367	7.1

Noninterest income increased to $393,000 for the quarter ended September 30, 2007, compared to $367,000 for the same period in 2006. An increase of $19,000 in service charge income and $26,000 in other income was offset by a $20,000 decrease in gain on sale of loans. Other income is primarily comprised of rental income, profit on the sale of real estate owned and income from the sale of non-deposit products and services.

Other Expense. The following table summarizes other expense for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006	% Change
	(Dollars in thousands)
Compensation and employee benefits	$1,539	$1,254	22.7%
Premises and occupancy expense	252	232	8.6
Deposit insurance premium	9	9	0.0
Advertising expense	76	71	7.0
Data processing expense	65	87	(25.3)
ATM service fees	89	89	0.0
Other operating expenses	382	433	(11.8)

Total	$2,412	$2,175	10.9

Noninterest expense was $2.4 million for the quarter ended September 30, 2007 compared to $2.2 million for the same prior year period. The increase in noninterest expense was primarily the result of a $285,000 increase in compensation and benefit expense resulting from an increase in the number of employees to staff the new St. Leon branch, annual salary increases and performance bonuses paid, and expenses relating to restricted stock awards, partially offset by a decrease of $51,000 in other operating expenses. Other operating expenses are primarily comprised of miscellaneous loan expense, professional fees, bank fees and office expense.

Income Taxes. The provision for income taxes decreased $530,000 to an income tax benefit of $179,000 for the three months ended September 30, 2007, compared to $351,000 expense for the same period in 2006. The decrease in expense is primarily due to a $1.4 million decrease in pre-tax earnings.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $30.5 million and $43.0 million at September 30, 2007 and June 30, 2007, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $4.0 million and $1.3 million at September 30, 2007 and June 30, 2007, respectively. Total securities classified as available-for-sale were $40.8 million and $43.9 million at September 30, 2007 and June 30, 2007, respectively. In addition, at September 30, 2007 and June 30, 2007, we had the ability to borrow a total of approximately $83.0 million from the Federal Home Loan Bank of Indianapolis. There were no such borrowings outstanding as of September 30, 2007 and June 30, 2007.

At September 30, 2007 and June 30, 2007, we had $27.7 million and $26.4 million in loan commitments outstanding, respectively. At September 30, 2007, this consisted of $7.9 million of mortgage loan commitments, $13.6 million in unused home equity lines of credit and $6.2 million in commercial lines of credit. At September 30, 2007 and June 30, 2007 we had $3.3 million of letters of credit outstanding. At June 30, 2007, we had $7.3 million in mortgage loan commitments, $13.2 million in unused home equity lines of credit and $5.9 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2007 and June 30, 2007 totaled $107.7 million and $107.0 million, respectively. This represented 73.1% and 75.1% of certificates of deposit at September 30, 2007 and June 30, 2007, respectively. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2007:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2007 (unaudited)
Tier 1 capital to risk-weighted assets	50,651	19.5%	10,390	4.0%	16,524	6.0%
Total capital to risk-weighted assets	53,416	20.6%	20,780	8.0%	27,540	10.0%
Tier 1 capital to adjusted total assets	50,651	13.4%	15,090	4.0%	17,398	5.0%
Tangible capital to adjusted total assets	50,651	13.4%	5,659	1.5%

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 12 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the SEC. We currently have no plans to engage in hedging activities in the future.

For the three months ended September 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2007. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$46,264	$(16,761)	(27)%	12.44%	(367	)bp
200	52,110	(10,915)	(17)	13.77	(234)
100	57,675	(5,351)	(8)	14.99	(112)
0	63,025	—		16.11
(100)	67,593	4,567	7	17.03	92
(200)	71,843	8,818	14	17.86	174

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2007.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	37,045	12.28	47,045	143,395
August 1, 2007 to August 31, 2007	68,981	12.30	116,026	74,414
September 1, 2007 to September 30, 2007	10,566	12.36	126,592	63,848

Total	116,592	12.30	126,592	63,848

(1)	On April 26, 2007, the Board of Directors of the Company approved the repurchase of up to 190,440 shares of its outstanding common stock, or 5.0% of outstanding shares not held by United Community MHC. The program was completed in November 2007.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

Exhibit 3.2	Amended and Restated Bylaws of United Community Bancorp (1)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

(1)	Incorporated by reference to the Exhibits filed with the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 2, 2007 and as amended and restated on October 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: November 14, 2007	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer