Form 10-Q
period 2007-12-31
United Community Bancorp
filed 2008-02-14
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 14, 2008, there were 8,089,744 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

Part I. Financial Information

Item 1.	Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except shares)	(Unaudited) December 31, 2007	June 30, 2007
Assets
Cash and cash equivalents	$35,159	$43,025
Investment securities:
Securities available for sale - at estimated market value	12,868	17,231
Securities held to maturity - at amortized cost (market approximates cost)	223	223
Mortgage-backed securities available for sale - at estimated market value	24,825	26,701
Loans receivable, net	288,032	273,605
Property and equipment, net	6,887	6,734
Federal Home Loan Bank stock, at cost	1,730	1,730
Accrued interest receivable:
Loans	1,273	1,440
Investments and mortgage-backed securities	299	444
Other real estate owned, net	192	111
Cash surrender value of life insurance policies	6,490	6,362
Deferred income taxes	3,235	2,349
Prepaid expenses and other assets	1,036	1,106

Total assets	$382,249	$381,061

Liabilities and Stockholders' Equity
Deposits	$320,495	$316,051
Accrued interest on deposits	11	74
Advances from borrowers for payment of insurance and taxes	56	192
Accrued expenses and other liabilities	2,610	2,283

Total liabilities	323,172	318,600

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and outstanding at December 31, 2007 and June 30, 2007	36	36
Additional paid-in capital	37,652	37,041
Retained earnings	30,205	31,096
Less shares purchased for stock plans	(5,123)	(5,189)
Treasury Stock, at cost - 371,358 and 10,000 shares at December 31, 2007 and June 30, 2007, respectively	(3,798)	(121)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income taxes	105	(402)

Total stockholders' equity	59,077	62,461

Total liabilities and stockholders' equity	$382,249	$381,061

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Operations

	(Unaudited) For the three months ended December 31,		(Unaudited) For the six months ended December 31,
(in thousands, except per share data)	2007	2006	2007	2006
Interest income:
Loans	$4,726	$4,281	$9,341	$8,446
Investments and mortgage - backed securities	843	921	1,810	1,847

Total interest income	5,569	5,202	11,151	10,293

Interest expense:
Deposits	3,054	2,567	6,063	4,696
Borrowed funds	—	1	—	97

Total interest expense	3,054	2,568	6,063	4,793

Net interest income	2,515	2,634	5,088	5,500

Provision for loan losses	690	495	1,670	540

Net interest income after provision for loan losses	1,825	2,139	3,418	4,960

Other income:
Service charges	302	231	579	487
Gain on sale of loans	—	6	—	26
Gain on sale of investments	—	634	—	634
Income from Bank Owned Life Insurance	71	57	127	113
Other	114	59	176	94

Total other income	487	987	882	1,354

Other expense:
Compensation and employee benefits	1,511	1,275	3,050	2,529
Premises and occupancy expense	205	240	457	472
Deposit insurance premium	9	9	18	18
Advertising expense	76	87	153	158
Data processing expense	54	78	119	165
ATM service fees	81	87	170	176
Other operating expenses	623	483	1,004	916

Total other expense	2,559	2,259	4,971	4,434

Income (loss) before income taxes	(247)	867	(671)	1,880

Provision (benefit) for income taxes:
Federal	(86)	239	(256)	524
State	(7)	68	(16)	134

	(93)	307	(272)	658

Net income (loss)	$(154)	$560	$(399)	$1,222

Basic and diluted earnings (loss) per share	$(0.02)	$0.07	$(0.05)	$0.15

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(in thousands)	(Unaudited) Three months ended December 31		(Unaudited) Six months ended December 31,
	2007	2006	2007	2006
Net income (loss)	$(154)	$560	$(399)	$1,222

Other comprehensive income, net of tax
Unrealized gain on available for sale securities during the period	167	77	507	782

Less reclassification adjustment for gains on available for sale securities included in income	—	(383)	—	(383)

Total comprehensive income	$13	$254	$108	$1,621

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

	(Unaudited) Six months ended December 31,
(In thousands)	2007	2006
Operating activities:
Net income (loss)	$(399)	$1,222
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	238	206
Provision for loan losses	1,670	540
Deferred loan origination costs	(61)	(3)
Amortization of premium on investments	37	27
Proceeds from sale of loans	—	1,472
Loans disbursed for sale in the secondary market	—	(1,459)
Gain on sale of loans	—	(26)
Gain on the sale of available for sale securities	—	(634)
ESOP shares committed to be released	66	198
Stock-based compensation expense	595	—
Deferred income taxes	(886)	(192)
Loss on sale of other real estate owned	4	68
Effects of change in operating assets and liabilities:
Accrued interest receivable	312	(26)
Prepaid expenses and other assets	70	437
Accrued interest on deposits	(63)	(20)
Accrued expenses and other	327	(43)

Net cash provided by operating activities	1,910	1,767

Investing activities:
Proceeds from maturity of available for sale investment securities	4,615	16,679
Proceeds from the sale of available for sale investment securities	—	643
Proceeds from repayment of mortgage-backed securities available for sale	2,951	4,178
Proceeds from sale of other real estate owned	495	49
Proceeds from redemption of Federal Home Loan Bank stock	—	77
Additions to real estate acquired through foreclosure	(580)	—
Purchases of available for sale investment securities	(521)	(125)
Net increase in loans	(16,356)	(12,702)
Increase in cash surrender value of life insurance	(128)	(112)
Capital expenditures	(391)	(1,058)

Net cash provided by (used in) investing activities	(9,915)	7,629

Financing activities:
Net increase in deposits	4,444	1,627
Dividends paid to stockholders	(492)	(533)
Repurchases of common stock	(3,677)	—
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	(136)	6

Net cash provided by financing activities	139	1,100

Net increase (decrease) in cash and cash equivalents	(7,866)	10,496

Cash and cash equivalents at beginning of period	43,025	15,010

Cash and cash equivalents at end of period	$35,159	25,506

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

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. There are no adjustments other than such normal recurring adjustments. The results for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2007, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2007.

2. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of December 31, 2007 and June 30, 2007, the ESOP owned 300,517 and 313,717 shares respectively of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

3. EARNINGS PER SHARE (EPS) – Basic EPS is based on the weighted average number of common shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three and six months ended December 31, 2007, 522,558 shares subject to restricted stock and stock option awards were excluded from the computation of diluted weighted average number of shares due to their affect of being anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Basic weighted average outstanding shares	7,841,413	8,148,276	7,835,737	8,145,253
Effect of dilutive stock options and restricted stock	—	2,608	—	1,304

Diluted weighted average outstanding shares	7,841,413	8,150,884	7,835,737	8,146,557

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

5. DIVIDENDS – On July 26, 2007 and October 25, 2007, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.08 per share. United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends. The dividends were paid on August 31, 2007 and November 30, 2007. Accordingly, cash dividends approximating $492,000 were paid to shareholders during the six month period ended December 31, 2007. United Community MHC has waived its right to receive cash dividends of approximately $652,000 on its owned shares of Company common stock.

6. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$528	$671
Interest	$6,126	$4,800

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$507	$782
Transfers of loans to other real estate owned	$581	$191

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

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

Total assets were $382.2 million at December 31, 2007 and $381.1 million at June 30, 2007. Nonperforming assets increased to $9.2 million at December 31, 2007 from $3.3 million at June 30, 2007. The increase in nonperforming loans is primarily the result of adding seven loan relationships representing nine loans totaling $8.1 million during the six months ended December 31, 2007, partially offset by one nonperforming loan being paid off totaling $1.2 million, two loans being charged off (including loans charged off to the provision for loan loss and real estate owned) totaling $572,000, and one loan being brought current with a balance of $522,000. During the six months ended December 31, 2007, cash and cash equivalents decreased $7.8 million to $35.2 million from $43.0 million at June 30, 2007 as cash was redeployed into higher yielding loans. Securities available for sale decreased $4.3 million to $12.9 million at December 31, 2007 from $17.2 at June 30, 2007. Mortgage backed securities available for sale decreased $1.9 to $24.8 million at December 31, 2007 from $26.7 million at June 30, 2007. The decreases are due to the redeployment of these funds into higher yielding loans. Loans receivable increased $14.4 million to $288.0 million at December 31, 2007 from $273.6 million at June 30, 2007 as a result of increases in our commercial real estate, residential 1-4 family real estate and consumer loan portfolios. Loan growth in these portfolios is primarily the result of our marketing efforts which include media and personal contacts. Loan growth was funded primarily by maturities of investment securities and excess cash.

Total liabilities increased $4.6 million to $323.2 million at December 31, 2007 from $318.6 million at June 30, 2007. The increase in liabilities is primarily a result of a $4.4 million increase in deposits. This is the result of a $5.1 million increase in certificates of deposit from a balance of $142.5 million at June 30, 2007 to $147.6 million at December 31, 2007.

Stockholders’ equity at December 31, 2007 was $59.1 million compared to $62.5 million at June 30, 2007. The decrease is the result of a net loss of $399,000 for the six months ended December 31, 2007, the repurchase of 361,358 shares of stock totaling $3.7 million and dividends paid of $492,000, partially offset an unrealized gain of $105,000 on securities available for sale at December 31, 2007, versus an unrealized loss of $402,000 at June 30, 2007, a reduction in unearned ESOP shares of $66,000 and an increase in additional paid in capital of $611,000. Changes to additional paid in capital are primarily comprised of stock-based compensation and market value adjustments for shares held in the ESOP.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2007 and 2006

General. Net loss for the three months ended December 31, 2007 was $154,000 compared to net income of $560,000 for the three months ended December 31, 2006. The decrease is primarily due to a $195,000 increase in the provision for loan losses and the absence of a $634,000 gain on sale of securities issued by Freddie Mac in the quarter ended December 31, 2007. This decrease is partially offset by a $134,000 increase in noninterest income, excluding the gain on sale of securities during the same period. The net loss for the six months ended December 31, 2007 was $399,000, compared to net income of $1.2 million for the six months ended December 31, 2006. The decrease in net income for the six month period was primarily the result of a $1.1 million increase in the provision for loan losses and the absence of a $634,000 gain on sale of securities issued by Freddie Mac in the quarter ended December 31, 2007. These decreases are partially offset by a $162,000 increase in noninterest income, excluding the gain on sale of securities during the same period.

Net Interest Income. Net interest income for the quarter ended December 31, 2007 totaled $2.5 million compared to $2.6 million for the prior year quarter. The decrease from the prior year quarter is primarily due to an increase in total interest expense of $487,000, partially offset by an increase in total interest income of $367,000. Interest income on loans increased by $445,000, primarily due to an increase in average balance from $258.1 million to $287.4 million, partially offset by a decrease in average yield from 6.64% to 6.58%. Interest income on investment and mortgage-backed securities decreased by $122,000, primarily due to the impact of a decrease in average balance from $58.8 million to $39.7 million, partially offset by an increase in average yield from 4.21% to 5.01%. The decrease in the average balance of investment and mortgage-backed securities is primarily the result of a redeployment of the proceeds from the repayments and maturities of these securities into higher yielding loans. Interest income on other interest-earning assets increased $44,000, primarily due to the impact of an increase in average balance from $23.6 million to $33.9 million, partially offset by a decrease in average yield from 5.13% to 4.07%. Interest expense on interest-bearing deposits increased by $487,000, primarily due to the effect of an increase in average rate paid from 3.52% to 3.86% and an increase in the average balance from $292.1 million to $316.7 million. The increases in the average yields on loans and investments are primarily the result of an increase in market interest rates. The increases in the average rates paid on interest-bearing deposits are the result of an increase in market interest rates and increased competition for deposits in the local market.

Net interest income for the six months ended December 31, 2007 totaled $5.1 million compared to $5.5 million for the prior year period. The decrease from the prior year period is primarily due to an increase in total interest expense of $1.3 million, partially offset by an increase in total interest income of $858,000. Interest income on loans increased by $895,000, primarily due to an increase in average balance from $255.1 million to $282.9 million, partially offset by a decrease in average yield from 6.62% to 6.60%. Interest income on investment and mortgage-backed securities decreased by $426,000, primarily due to the impact of a decrease in average balance from $63.9 million to $41.0 million, offset by an increase in average yield from 4.57% to 5.03%. Interest income on other interest-earning assets increased $389,000, primarily due to the impact of an increase in average balance from $17.5 million to $36.2 million and an increase in average yield from 4.44% to 4.30%. Interest expense on interest-bearing deposits increased by $1.4 million, due to the combined effect of an increase in average rate paid from 3.30% to 3.85%, and an increase in the average balance from $284.4 million to $314.7 million. Interest expense on borrowed funds decreased $97,000 due to the absence of outstanding borrowings for the six months ended December 31, 2007. The increases in the average yields on loans and investments are primarily the result of an increase in market interest rates. The increases in the average rates paid on interest-bearing deposits are the result of an increase in market interest rates and increased competition for deposits in the local market.

The following table summarizes changes in interest income and interest expense for the three and six months ended December 31, 2007 and 2006.

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,726	$4,281	10.4%	$9,341	$8,446	10.6%
Investment and mortgage backed securities	497	615	(19.2)	1,032	1,313	(21.4)
Other interest-earning assets	346	306	13.1	778	534	45.7

Total interest income	5,569	5,202	7.1	11,151	10,293	8.3

Interest expense:
NOW and money market deposit accounts	1,048	960	9.2	2,037	1,754	16.1
Passbook accounts	156	189	(17.5)	340	391	(13.0)
Certificates of deposit	1,850	1,418	30.5	3,686	2,551	44.5

Total interest-bearing deposits	3,054	2,567	19.0	6,063	4,696	29.1

FHLB advances	—	1	(100.0)	—	97	(100.0)

Total interest expense	3,054	2,568	18.9	6,063	4,793	26.5

Net interest income	$2,515	$2,634	(4.5)	$5,088	$5,500	(7.5)

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2007 and 2006. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended December 31,						Six Months Ended December 31,
	2007			2006			2007			2006
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$287,438	4,726	6.58%	$258,071	$4,281	6.64%	282,884	9,341	6.60%	$255,065	$8,446	6.62%
Investment and mortgage backed securities	39,679	497	5.01	58,788	619	4.21	40,999	1,032	5.03	63,869	1,458	4.57
Other interest-earning assets	33,931	346	4.07	23,568	302	5.13	36,182	778	4.30	17,528	389	4.44

	361,048	5,569	6.17	340,427	5,202	6.11	360,065	11,151	6.19	336,462	10,293	6.12
Noninterest-earning assets	19,000			18,561			18,775			19,398

Total assets	380,048			$358,988			378,840			$355,860

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	132,689	1,048	3.16	$126,664	$960	3.03	130,104	2,037	3.13	$123,957	$1,754	2.83
Passbook accounts (1)	36,044	156	1.73	42,219	189	1.79	37,939	340	1.79	45,213	391	1.73
Certificates of deposit (1)	147,931	1,850	5.00	123,209	1,418	4.60	146,680	3,686	5.03	115,197	2,551	4.43

Total interest-bearing deposits	316,664	3,054	3.86	292,092	2,567	3.52	314,723	6,063	3.85	284,367	4,696	3.30
FHLB advances	—	—		—	1	—	—	—		4,100	97	4.73

Total interest-bearing liabilities	316,664	3,054		292,092	2,568	3.52	314,723	6,063		288,467	4,793	3.32

Noninterest bearing liabilities	3,250			2,836			3,147			3,778

Total liabilities	319,914			294,928			317,870			292,245
Stockholders’ equity	60,134			64,060			60,970			63,615

Total liabilities and stockholders’ equity	380,048			$358,988			378,840			$355,860

Net interest income		2,515			$2,634			5,088			$5,500

Interest rate spread			2.31%			2.59%			2.34%			2.80%
Net interest margin (annualized)			2.79%			3.09%			2.83%			3.27%
Average interest-earning assets to average interest-bearing liabilities			114.02%			116.55%			114.41%			116.64%

1)	Includes municipal deposits

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended December 31, 2007 and 2006.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Allowance at beginning of period	$3,628	$2,150	$2,671	$2,105
Provision for loan losses	690	495	1,670	540

Charge offs:
Real estate	2	—	2	20

Nonresidential real estate and land	151	8	151	8
Consumer and other loans	8	17	33	17

Total charge-offs	161	25	186	45

Recoveries:
Real estate	—	5	—	13
Consumer and other loans	—	4	2	16

Total recoveries	—	9	2	29

Net charge-offs	161	16	184	16

Allowance at end of period	$4,157	$2,629	$4,157	$2,629

The provision for loan losses was $690,000 for the quarter ended December 31, 2007 compared to $495,000 for the quarter ended December 31, 2006. The increase is primarily due to the increased size of our commercial and mortgage loan portfolios, as well as an increase of $4.0 million in nonperforming loans for the quarter ended December 31, 2007 compared to an increase of $1.1 million in nonperforming loans for the quarter ended December 31, 2006. The increase in nonperforming loans is primarily the result of adding six commercial loans representing five loan relationships to nonaccrual status totaling $5.4 million during the quarter ended December 31, 2007, partially offset by one nonperforming loan being paid off totaling $1.2 million, and two loans being charged off (including loans charged off to the provision for loan loss and real estate owned) totaling $572,000. Management believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans. The provision for loan losses was $1.7 million for the six months ended December 31, 2007 compared to $540,000 for the six months ended December 31, 2006. The increase is primarily due to the increased size of our commercial and mortgage loan portfolios, as well as an increase of $5.8 million in nonperforming loans for the six months ended December 31, 2007 compared to an increase of $1.6 million in nonperforming loans for the six months ended December 31, 2006. The increase in nonperforming loans is primarily the result of adding nine commercial loans representing seven loan relationships totaling $8.1 million during the six months ended December 31, 2007, partially offset by one nonperforming loan being paid off totaling $1.2 million, two loans being charged off totaling $572,000, and one loan being brought current with a balance of $522,000. With respect to the $572,000 of loans charged off (including loans charged off to the provision for loan loss and real estate owned) discussed above, a loss of $151,000 has been taken against the allowance for loan losses at December 31, 2007. Management does not anticipate any additional losses to be taken in the future with respect to this charge off.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At December 31, 2007	At June 30, 2007	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$1,028	$810	26.9%
Multi-family	1,677	—	100.0
Nonresidential real estate and land	5,727	2,264	153.0
Consumer and other loans	528	85	521.2

Total	8,960	3,159	183.6
Real estate owned	192	111	73.0

Total nonperforming assets	9,152	$3,270	179.9

Total nonperforming loans to total loans	3.11%	1.14%	172.8
Total nonperforming loans to total assets	2.34%	0.83%	181.9
Total nonperforming assets to total assets	2.39%	0.86%	177.9

Other Income. The following table summarizes other income for the three and six months ended December 31, 2007 and 2006.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Service charges	$302	$231	30.7%	$579	$487	18.9%
Gain on sale of loans	—	6	(100.0)	—	26	(100.0)
Gain on sale of investments	—	634	(100.0)	—	634	(100.0)
Income from Bank Owned Life Insurance	71	57	24.6	127	113	12.4
Other	114	59	93.2	176	94	87.2

Total	$487	$987	(50.7)	$882	$1,354	(34.9)

Noninterest income was $487,000 for the quarter ended December 31, 2007, compared to $987,000 for the same period in 2006. A decrease in gain on sale of investments of $634,000 was due to the absence of sales of investments during the quarter ended December 31, 2007. This was partially offset by an increase of $71,000 in service charge income, an increase in income from bank owned life insurance of $14,000, and an increase of $55,000 in other income. Increases to service charge income are a result of increasing our fees on deposit accounts in the current period. Increases to other income are a result of earning additional rental income in the current period. Noninterest income was $882,000 for the six months ended December 31, 2007, compared to $1.4 million for the same period in 2006. The decrease is primarily due to the absence of a gain on sale of investments of $634,000 for the six months ended December 31, 2007, partially offset by an increase in service charge income of $92,000 and other income of $82,000 for the six months ended December 31, 2007. Increases to service charge income are a result of increasing our fees on deposit accounts in the current period. Increases to other income are a result of earning additional rental income in the current period. Other income is primarily comprised of rental income and loan and deposit fees.

Other Expense. The following table summarizes other expense for the three and six months ended December 31, 2007 and 2006.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Compensation and employee benefits	$1,511	$1,275	18.5%	$3,050	$2,529	20.6%
Premises and occupancy expense	205	240	(14.6)	457	472	(3.2)
Deposit insurance premium	9	9	0.0	18	18	0.0
Advertising expense	76	87	(12.6)	153	158	(3.2)
Data processing expense	54	78	(30.8)	119	165	(27.9)
ATM service fees	81	87	(6.9)	170	176	(3.4)
Other operating expenses	623	483	29.0	1,004	916	9.6

Total	$2,559	$2,259	13.3	$4,971	$4,434	12.11

Noninterest expense was $2.6 million for the quarter ended December 31, 2007 compared to $2.3 million for the same prior year period. The increase in noninterest expense was primarily the result of a $236,000 increase in compensation and benefits expense resulting from an increase in the number of employees to staff our St. Leon branch that opened in April 2007, annual salary increases, the accelerated amortization of equity compensation plans, and a $140,000 increase in other operating expenses. Noninterest expense was $5.0 million for the six months ended December 31, 2007 compared to $4.4 million for the same prior year period. The increase in noninterest expense was primarily the result of a $521,000 increase in compensation and benefits expense resulting from an increase in the number of employees to staff our new St. Leon branch that opened in April 2007, annual salary increases, and the accelerated amortization of equity compensation plans, and an $88,000 increase in other operating expenses. Other operating expenses are primarily comprised of miscellaneous loan and deposit expenses, professional fees, bank fees and office expenses.

Income Taxes. Income tax expense decreased $400,000 to a benefit of $93,000 for the quarter ended December 31, 2007, compared to an expense of $307,000 for the same period in 2006. The decrease in expense is primarily due to a $1.1 million decrease in pre-tax earnings. Income tax expense decreased $930,000 to a benefit of $272,000 for the six months ended December 31, 2007, compared to expense of $658,000 for the same period in 2006. The decrease in expense is primarily due to a $2.6 million decrease in pre-tax earnings.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $35.2 million and $43.0 million at December 31, 2007 and June 30, 2007, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $12.9 million and $17.2 million at December 31, 2007 and June 30, 2007, respectively. Total securities classified as available-for-sale were $37.7 million and $43.9 million at December 31, 2007 and June 30, 2007, respectively. In addition, at December 31, 2007 and June 30, 2007, we had the ability to borrow a total of approximately $83.0 million from the Federal Home Loan Bank of Indianapolis. There were no such borrowings outstanding as of December 31, 2007 and June 30, 2007.

At December 31, 2007 and June 30, 2007, we had $24.7 million and $26.4 million in loan commitments outstanding, respectively. At December 31, 2007, this consisted of $5.3 million of mortgage loan commitments, $13.9 million in unused home equity lines of credit and $5.5 million in commercial lines of credit. At December 31, 2007 and June 30, 2007 we had $3.2 million of letters of credit outstanding. At June 30, 2007, we had $7.3 million in mortgage loan commitments, $13.2 million in unused home equity lines of credit and $5.9 million in commercial lines of credit. Certificates of deposit due within one year of December 31, 2007 and June 30, 2007 totaled $107.5 million and $107.0 million, respectively. This represented 72.8% and 75.1% of certificates of deposit at December 31, 2007 and June 30, 2007, respectively. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007 and June 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from the stock offering in March 2006 increased our consolidated equity by $30.5 million. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan, unless extraordinary circumstances exist and we receive regulatory approval. See Note 5 of the financial statements that accompany this report for information concerning dividends declared and paid by the Company during the six months ended December 31, 2007.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2007:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007 (unaudited)	(in thousands)
Tier 1 capital to risk-weighted assets	50,526	19.8%	10,208	4.0%	15,312	6.0%
Total capital to risk-weighted assets	52,486	20.6%	20,415	8.0%	25,519	10.0%
Tier 1 capital to adjusted total assets	50,526	13.3%	15,186	4.0%	18,982	5.0%
Tangible capital to adjusted total assets	50,526	13.3%	5,695	1.5%

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

For the year ended June 30, 2007 and for the six months ended December 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2007.

Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	500	12.31	127,092	63,348

November 1, 2007 to November 30, 2007	244,266	12.39	371,358	—

December 1, 2007 to December 31, 2007	—	—	—	—

Total	244,766	12.39	371,358	—

(1)	On April 26, 2007, the Board of Directors of the Company approved the repurchase of up to 190,440 shares of its outstanding common stock, or 5.0% of outstanding shares not held by United Community MHC. The program was completed in November 2007.
(2)	On November 15, 2007, the Board of Directors of the Company approved the repurchase of up to 180,918 shares of outstanding common stock, or 5.0% of outstanding shares not held by United Community MHC. The program was completed in November 2007.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on November 15, 2007. The results of the vote on the items of business considered at the Annual Meeting were as follows:

1. The following individuals were elected as directors, each for a three year term, except for Mr. Strzynski who was elected for a one year term:

	VOTES FOR	VOTES WITHHELD
G. Michael Seitz	7,884,797	49,425
Eugene B. Seitz, II	7,888,900	45,322
Elmer G. McLaughlin	7,908,651	28,571
Richard C. Strzynski	7,906,113	28,109

2. The appointment of Clark, Schaefer, Hackett & Co. as independent registered public accountants for the Company for the year ended June 30, 2008 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
7,897,200	8,488	28,534

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: February 14, 2008	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: February 14, 2008	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer