Form 10-Q
period 2008-03-31
United Community Bancorp
filed 2008-05-15
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer, accelerated filer, and smaller reporting company,” in rule 12b-2 of the exchange act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2008, there were 7,908,863 shares of the registrant’s common stock outstanding, of which 4,655,200 shares were held by United Community MHC.

UNITED COMMUNITY BANCORP

Part I. Financial Information

Item 1.	Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

	(Unaudited)
(In thousands, except shares)	March 31, 2008	June 30, 2007
Assets
Cash and cash equivalents	$27,016	$43,025
Investment securities:
Securities available for sale - at estimated market value	14,734	17,231
Securities held to maturity - at amortized cost (market approximates cost)	200	223
Mortgage-backed securities available for sale - at estimated market value	21,099	26,701
Loans receivable, net	291,490	273,605
Property and equipment, net	6,875	6,734
Federal Home Loan Bank stock, at cost	1,730	1,730
Accrued interest receivable:
Loans	1,240	1,440
Investments and mortgage-backed securities	325	444
Other real estate owned, net	344	111
Cash surrender value of life insurance policies	6,526	6,362
Deferred income taxes	3,952	2,349
Prepaid expenses and other assets	817	1,106

Total assets	$376,348	$381,061

Liabilities and Stockholders’ Equity

Deposits	$318,000	$316,051
Accrued interest on deposits	57	74
Advances from borrowers for payment of insurance and taxes	186	192
Accrued expenses and other liabilities	2,698	2,283

Total liabilities	320,941	318,600
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 7,908,863 shares issued and outstanding at March 31, 2008 and June 30, 2007	36	36
Additional paid-in capital	37,874	37,041
Retained earnings	28,948	31,096
Less shares purchased for stock plans	(5,090)	(5,189)
Treasury Stock, at cost - 555,137 and 10,000 shares at March 31, 2008 and June 30, 2007, respectively	(6,587)	(121)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income taxes	226	(402)

Total stockholders’ equity	55,407	62,461

Total liabilities and stockholders’ equity	$376,348	$381,061

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
(in thousands, except per share data)	2008	2007	2008	2007
Interest income:
Loans	$4,668	$4,361	$14,009	$12,807
Investments and mortgage - backed securities	604	1,068	2,414	2,915

Total interest income	5,272	5,429	16,423	15,722

Interest expense:
Deposits	2,871	2,737	8,934	7,433
Borrowed funds	—	—	—	97

Total interest expense	2,871	2,737	8,934	7,530

Net interest income	2,401	2,692	7,489	8,192
Provision for loan losses	2,030	95	3,700	635

Net interest income after provision for loan losses	371	2,597	3,789	7,557

Other income:
Service charges	370	239	949	726
Gain on sale of loans	14	6	14	32
Gain (loss) on sale of investments	(18)	587	(18)	1,221
Income from Bank Owned Life Insurance	37	56	164	169
Other	94	113	270	207

Total other income	497	1,001	1,379	2,355

Other expense:
Compensation and employee benefits	1,446	1,504	4,496	4,033
Premises and occupancy expense	254	251	711	723
Deposit insurance premium	9	9	27	27
Advertising expense	62	63	215	221
Data processing expense	69	63	188	228
ATM service fees	88	52	258	228
Other operating expenses	553	376	1,557	1,292

Total other expense	2,481	2,318	7,452	6,752

Income (loss) before income taxes	(1,613)	1,280	(2,284)	3,160

Provision (benefit) for income taxes:
Federal	(543)	449	(799)	973
State	(88)	118	(104)	252

	(631)	567	(903)	1,225

Net income (loss)	$(982)	$713	$(1,381)	$1,935

Basic and diluted earnings (loss) per share	$(0.13)	$0.09	$(0.18)	$0.24

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2008	2007	2008	2007
Net income (loss)	$(982)	$713	$(1,381)	$1,935
Other comprehensive income, net of tax
Unrealized gain on available for sale securities during the period	109	87	616	868
Less reclassification adjustment for gains on available for sale securities included in income	12	(355)	12	(737)

Total comprehensive income (loss)	$(861)	$445	$(753)	$2,066

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
(In thousands)	2008	2007
Operating activities:
Net income (loss)	$(1,381)	$1,935
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	361	321
Provision for loan losses	3,700	635
Provision for losses on real estate acquired through foreclosure	28	—
Deferred loan origination costs	(79)	(11)
Amortization of premium on investments	105	57
Proceeds from sale of loans	1,000	1,855
Loans disbursed for sale in the secondary market	(995)	(1,840)
Gain on sale of loans	(14)	(32)
Loss (gain) on the sale of investments	18	(1,221)
ESOP shares committed to be released	99	238
Stock-based compensation expense	762	297
Deferred income taxes	(1,536)	(260)
Loss on sale of other real estate owned	32	69
Effects of change in operating assets and liabilities:
Accrued interest receivable	319	39
Prepaid expenses and other assets	289	471
Accrued interest on deposits	(17)	37
Accrued expenses and other	415	338

Net cash provided by operating activities	3,106	2,928

Investing activities:
Proceeds from maturity of available for sale investment securities	9,301	20,679
Proceeds from the sale of available for sale investment securities	—	1,239
Proceeds from the maturity of held to maturity investment securities	23	22
Proceeds from repayment of mortgage-backed securities available for sale	4,104	6,011
Proceeds from sale of mortgage-backed securities	5,120	—
Proceeds from sale of other real estate owned	487	134
Proceeds from redemption of Federal Home Loan Bank stock	—	77
Purchases of available for sale investment securities	(6,756)	(150)
Purchases of mortgage-backed securities	(2,743)	—
Net increase in loans	(22,695)	(24,863)
Increase in cash surrender value of life insurance	(164)	(169)
Capital expenditures	(502)	(1,275)

Net cash provided by (used in) investing activities	(13,825)	1,705

Financing activities:
Net increase in deposits	1,949	31,372
Dividends paid to stockholders	(767)	(799)
Repurchases of common stock	(6,466)	(2,118)
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	(6)	102

Net cash provided by (used in) financing activities	(5,290)	28,557

Net increase (decrease) in cash and cash equivalents	(16,009)	33,190
Cash and cash equivalents at beginning of period	43,025	15,010

Cash and cash equivalents at end of period	$27,016	$48,200

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

BASIS OF PRESENTATION – United Community Bancorp (the “Company”), a Federally-chartered corporation, is the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. Financial statements prior to the reorganization were the financial statements of the Bank. United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. United Community MHC owns 59% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana.

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. There are no adjustments other than such normal recurring adjustments. The results for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2007, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2007.

2. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of March 31, 2008 and June 30, 2007, the ESOP owned 300,517 and 313,717 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

3. EARNINGS PER SHARE (EPS) – Basic EPS is based on the weighted average number of common shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three and nine months ended March 31, 2008, weighted average outstanding shares include total restricted shares issued, total stock option awards, less forfeitures, and less shares awarded in January, 2008. For the three and nine months ended March 31, 2007, 15,263 and 11,449 shares, respectively, subject to restricted stock and stock option awards were excluded from the computation of diluted weighted average number of shares due to their affect of being anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Basic weighted average outstanding shares	7,371,057	8,001,316	7,758,793	8,097,974
Effect of dilutive stock options and restricted stock	—	15,263	—	11,449

Diluted weighted average outstanding shares	7,371,057	8,016,579	7,758,793	8,109,423

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

5. DIVIDENDS – On July 26, 2007, October 25, 2007, and January 24, 2008 the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.08 per share. United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends. The dividends were paid on August 31, 2007, November 30, 2007, and February 7, 2008. Accordingly, cash dividends of $767,000 were paid to shareholders during the nine month period ended March 31, 2008. United Community MHC has waived its right to receive cash dividends of approximately $1.1 million on its owned shares of Company common stock.

6. SHARE REPURCHASE PLANS – During the nine months ended March 31, 2008, the Company purchased 545,137 shares of its outstanding common stock, totaling $6.5 million. 526,858 of these shares were purchased as part of three publicly announced plans to buy back stock on April 26, 2007; November 15, 2007; and February 14, 2008. On January 8, 2008, the Company bought back 2,868 shares from some participants in the restricted stock plan to satisfy tax withholding obligations. On March 14, 2008, the Company bought back 15,411 shares from the Trustee of the Company’s 401(k) Plan to eliminate their excess of Company shares for Plan participants.

7. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$731	$1,089
Interest	$8,951	$7,490

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$628	$131
Transfers of loans to other real estate owned	$781	$191

8. SALE OF LAND – As discussed in the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2007, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2007, the Company was under contract to sell certain land for $750,000 on March 31, 2008. Prior to the sale, the buyer requested to postpone the sale date to June 30, 2008, and this request was granted. The buyer will continue to lease this land from the Company until the sale is ultimately completed, no loss is expected on the sale.

9. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life

Insurance Arrangements”. The issue requires that an employer who issues an endorsement split-dollar life insurance arrangement that provides a benefit to an employee to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, if in substance a postretirement plan exists, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion”, if the arrangement is, in substance, an individual deferred compensation contract, based on the substantive agreement with the employee. This issue is effective for fiscal years beginning after December 31, 2007 with earlier application permitted. Management does not believe that this issue will be material to the Company’s financial statements.

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

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings”. SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” by requiring the expected net future cash flows related to the servicing of a loan to be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is applicable to all written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The application of this statement has not had a material impact on the Company’s consolidated financial statements.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2007, which is available through the SEC’s website at www.sec.gov, as well as under “Part II—Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

Total assets were $376.3 million at March 31, 2008 and $381.1 million at June 30, 2007. Nonperforming assets increased to $13.1 million at March 31, 2008 from $3.3 million at June 30, 2007. The increase in nonperforming loans is primarily the result of adding six loan relationships representing nine loans totaling $11.0 million during the nine months ended March 31, 2008, partially offset by one nonperforming loan being paid off totaling $1.2 million and two loans being charged off (including loans charged off to the provision for loan loss and real estate owned) totaling $572,000. During the nine months ended March 31, 2008, cash and cash equivalents decreased $16.0 million to $27.0 million from $43.0 million at June 30, 2007 as cash was redeployed into higher yielding loans. Securities available for sale decreased $2.5 million to $14.7 million at March 31, 2008 from $17.2 at June 30, 2007. Mortgage backed securities available for sale decreased $5.6 million to $21.1 million at March 31, 2008 from $26.7 million at June 30, 2007. The decreases are due to the redeployment of these funds into higher yielding loans. Loans receivable increased $17.9 million to $291.5 million at March 31, 2008 from $273.6 million at June 30, 2007 as a result of increases in our commercial real estate, residential 1-4 family real estate and consumer loan portfolios. Loan growth in these portfolios is primarily the result of our marketing efforts which include media and personal contacts. Loan growth was funded primarily by maturities of investment securities and excess cash.

Total liabilities increased $2.3 million to $320.9 million at March 31, 2008 from $318.6 million at June 30, 2007. The increase in liabilities is primarily a result of a $1.9 million increase in deposits. This is the result of an $8.2 million increase in demand deposits from a balance of $131.4 million at June 30, 2007 to $139.6 million, partially offset by a decrease in passbook deposits of $6.7 million from a balance of $42.2 million at June 30, 2007 to a balance of $35.5 million at March 31, 2008.

Stockholders’ equity at March 31, 2008 was $55.4 million compared to $62.5 million at June 30, 2007. The decrease is the result of a net loss of $1.4 million for the nine months ended March 31, 2008, the repurchase of 545,137 shares of stock totaling $6.5 million and dividends paid of $767,000, partially offset by the increase in unrealized gain on securities available for sale of $628,000, and stock-based compensation of $762,000.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2008 and 2007

General. Net income decreased $1.7 million for the three months ended March 31, 2008 to a net loss of $982,000, compared to a net income of $713,000 for the three months ended March 31, 2007. The decrease in net income was primarily the result of a $1.9 million increase in the provision for loan loss. Net loss for the nine months ended March 31, 2008 was $1.4 million compared to net income of $1.9 million for the nine months ended March 31, 2007. The decrease in net income for the nine month period was primarily the result of a $3.1 increase in provision for loan loss.

Net Interest Income. Net interest income for the quarter ended March 31, 2008 totaled $2.4 million compared to $2.7 million for the prior year quarter. The decrease from the prior year quarter is primarily due to a decrease in total interest income of $157,000, and by an increase in total interest expense of $134,000. Interest income on loans increased by $307,000 primarily due to the combined effect of an increase in average balance from $265.7 million to $289.9 million, partially offset by a decrease in average yield from 6.56% to 6.44%. Interest income on investment and mortgage-backed securities decreased by $205,000 to $398,000, primarily due to the impact of a decrease in average balance from $51.7 million to $34.9 million and a decrease in average yield from 4.67% to 4.56%. The decreases in investment and mortgage-backed securities is due to the deployment of the proceeds of these securities into higher yielding loans. Interest income on other interest-earning assets decreased $259,000 to $206,000, primarily due to the impact of a decrease in average balance from $47.1 million to $41.1 million and a decrease in average yield from 3.95% to 2.00%. Interest expense on interest-bearing deposits increased by $134,000 primarily due to the combined effect of an increase in average balance from $317.9 million to $324.3 million and an increase in the average rate paid from 3.44% to 3.54%. The changes in the average yields on loans and investments and in the average rates paid on interest-bearing deposits are primarily the result of changes in market interest rates in the local and national economies.

Net interest income for the nine months ended March 31, 2008 totaled $7.5 million compared to $8.2 million for the prior year period. The decrease from the prior year period is primarily due to an increase in total interest expense of $1.4 million, partially offset by an increase in total interest income of $701,000. Interest income on loans increased by $1.2 million primarily due to the combined effect of an increase in average balance from $258.6 million to $285.2 million, partially offset by a decrease in average yield from 6.60% to 6.55%. Interest income on investment and mortgage-backed securities decreased by $631,000 to $1.4 million, primarily due to the impact of a decrease in average balance from $59.8 million to $39.0 million, partially offset by an increase in average yield from 4.59% to 4.89%. Interest income on other interest-earning assets increased $130,000 to $984,000, primarily due to the impact of an increase in average balance from $27.4 million to $37.8 million, partially offset by a decrease in average yield from 4.16% to 3.47%. Interest expense on interest-bearing deposits increased by $1.5 million, primarily due to the effect of an increase in the average balance from $295.6 million to $317.9 million and an increase in the average rate paid from 3.35% to 3.75%. Interest expense on borrowed funds decreased $97,000 due to a decrease in average outstanding borrowings from $2.7 million to no outstanding borrowings in the current year. The decrease in borrowings is due to the increase in cash balances throughout most of the year when compared to the prior year. The changes in the average yields on loans and investments and in the average rates paid on interest-bearing deposits and borrowed funds are primarily the result of changes in market interest rates in the local and national economies.

The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2008 and 2007.

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)
Interest income:
Loans	$4,668	$4,361	7.0%	$14,009	$12,807	9.4%
Investment and mortgage backed securities	398	603	(34.0)	1,430	2,061	(30.6)
Other interest-earning assets	206	465	(55.7)	984	854	15.2

Total interest income	5,272	5,429	(2.9)	16,423	15,722	4.5
Interest expense:
NOW and money market deposit accounts	996	942	5.7	3,033	2,696	12.5
Passbook accounts	137	191	(28.3)	477	582	(18.0)
Certificates of deposit	1,738	1,604	8.4	5,424	4,155	30.5

Total interest-bearing deposits	2,871	2,737	4.9	8,934	7,433	20.2
FHLB advances	—	—	0.0	—	97	(100.0)

Total interest expense	2,871	2,737	4.9	8,934	7,530	18.6

Net interest income	$2,401	$2,692	(10.8)	$7,489	$8,192	(8.6)

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2008 and 2007. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2008			2007			2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$289,912	$4,668	6.44%	$265,745	$4,361	6.56%	$285,227	$14,009	6.55%	$258,625	$12,807	6.60%
Investment and mortgage backed securities	34,937	398	4.56	51,697	603	4.67	38,978	1,430	4.89	59,812	2,061	4.59
Other interest-earning assets	41,179	206	2.00	47,073	465	3.95	37,848	984	3.47	27,376	854	4.16

	366,028	5,272	5.76	364,515	5,429	5.96	362,053	16,423	6.05	345,813	15,722	6.06
Noninterest-earning assets	19,637			18,649			19,062			19,149

Total assets	$385,665			$383,164			$381,115			$364,962

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	$145,116	996	2.75	$140,174	942	2.69	$135,108	3,033	2.99	$129,363	2,696	2.78
Passbook accounts (1)	35,328	137	1.55	42,726	191	1.79	37,069	477	1.72	44,384	582	1.75
Certificates of deposit (1)	143,845	1,738	4.83	135,024	1,604	4.75	145,735	5,424	4.96	121,806	4,155	4.55

Total interest-bearing deposits	324,289	2,871	3.54	317,924	2,737	3.44	317,912	8,934	3.75	295,553	7,433	3.35
FHLB advances	—	—		—	—	—	—	—		2,733	97	4.73

Total interest-bearing liabilities	324,289	2,871		317,924	2,737	3.44	317,912	8,934		298,286	7,530	3.37

Noninterest bearing liabilities	3,225			3,038			3,172			3,532

Total liabilities	327,513			320,962			321,084			301,818
Stockholders’ equity	58,152			62,202			60,031			63,144

Total liabilities and stockholders’ equity	$385,665			$383,164			$381,115			$364,962

Net interest income		$2,401			$2,692			$7,489			$8,192

Interest rate spread			2.22%			2.52%			2.30%			2.69%
Net interest margin (annualized)			2.62%			2.95%			2.76%			3.16%
Average interest-earning assets to average interest-bearing liabilities			112.87%			114.65%			113.88%			115.93%

1)	Includes municipal deposits

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$4,157	$2,629	$2,671	$2,105
Provision for loan losses	2,030	95	3,700	635

Charge offs:
Real estate	129	—	131	20
Nonresidential real estate and land	—	—	151	8
Consumer and other loans	89	1	122	18

Total charge-offs	218	1	404	46

Recoveries:
Real estate	3	7	3	20
Consumer and other loans	2	40	4	56

Total recoveries	5	47	7	76

Net charge-offs	213	(46)	397	(30)

Allowance at end of period	$5,974	$2,770	$5,974	$2,770

The provision for loan losses was $2.0 million for the quarter ended March 31, 2008 compared to $95,000 for the quarter ended March 31, 2007. The provision for loan losses was $3.7 million for the nine months ended March 31, 2008 compared to $635,000 for the nine months ended March 31, 2007. The increase is primarily due to the increase of $9.6 million in nonperforming loans for the nine months ended March 31, 2008 as compared to an increase of $2.2 million in nonperforming loans for the nine months ended March 31, 2007, as well as an increase in the size of the loan portfolio. The increase in nonperforming loans in the nine months ended March 31, 2008 is primarily the result of the addition of nine commercial real estate loans totaling $11.0 million, partially offset by the pay off of one loan for $1.2 million and the charge off (including loans charged off to the provision for loan loss and real estate owned) of two other loans totaling $572,000. The non-performing loans include: 1) A golf course loan and a related real estate development loan having an aggregate balance of $4.7 million, and a $1.4 million loan relationship made up of three loans secured by real estate, inventory and other business assets of a landscape-nursery, all of which experienced unfavorable weather and economic conditions. Management expects the land securing the golf course loan and the related real estate development loan to be the subjects of foreclosure sale in 2008. The Bank has entered into a forbearance agreement with the borrower of the loan secured by the landscape-nursery pursuant to which that property has been transferred to a trustee. If the property is not sold before July 31, 2008 (for adequate consideration) the deed to the property will revert to the Bank and the Bank expects to sell the property and other collateral; 2) A $1.4 million loan secured by an apartment complex, one-fourth of the tenants of which have lost their subsidized housing grant. The borrower of that loan is attempting to improve occupancy and/or sell the property securing the loan; 3) A $1.5 million loan secured by a mobile home park that has experienced management issues that have, in turn, resulted in decreased occupancy and cash flows. The borrower of this loan has hired a management company to attempt to correct these deficiencies; 4) Two loans, totaling $1.9 million, secured by office/warehouses that have experienced declines in occupancy rates due to increased competition and unfavorable general economic conditions; 5) A $900,000 loan secured by a gas station/convenience store. The borrower of this loan has accepted an offer to purchase the property. The offer is sufficient for the Bank to recover the full principal and interest amounts due on this loan. The Bank has obtained recent appraisals on the collateral securing the above loans except for the apartment complex loan collateral (for which an appraisal has been ordered) and the office/warehouse loan (for which the Bank obtained an appraisal in November, 2006 and for which management does not believe requires a more current appraisal at this time). The aggregate outstanding loan balances for the appraised properties totaled $11.0 million as compared to their aggregate appraisal values of $8.2 million. With respect to the loan for the golf course, the Company has set up a Limited Liability Company to operate the golf course to reduce the risk of loss to the Company. This disparity was considered by the Company in its determination of the provision for loan losses. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At March 31, 2008	At June 30, 2007	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$799	$810	(1.4)%
Multi-family	2,955	—	100.0
Nonresidential real estate and land	8,447	2,264	273.1
Consumer and other loans	579	85	581.2

Total	12,780	3,159	304.6
Real estate owned	343	111	209.0

Total nonperforming assets	$13,123	$3,270	301.3

Total nonperforming loans to total loans	4.38%	1.14%	284.2
Total nonperforming loans to total assets	3.40%	0.83%	309.6
Total nonperforming assets to total assets	3.49%	0.86%	305.8

Other Income. The following table summarizes other income for the three and nine months ended March 31, 2008 and 2007.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Service charges	$370	$239	54.8%	$949	$726	30.7%
Gain on sale of loans	14	6	133.3	14	32	(56.3)
Gain (loss) on sale of investments	(18)	587	(103.1)	(18)	1,221	(101.5)
Income from bank owned life insurance	37	56	(33.9)	164	169	(3.0)
Other	94	113	(16.8)	270	207	30.4

Total	$497	$1,001	(50.3)	$1,379	$2,355	(41.4)

Noninterest income was $497,000 for the quarter ended March 31, 2008, compared to $1.0 million for the same period in 2007. A gain on sale of investments of $587,000 was reported for the quarter ended March 31, 2007, compared to a loss of $18,000 for the current year period, and an increase in service charge income of $131,000 to $370,000 was reported for the three months ended March 31, 2008. The gain on sale of investments was primarily related to the sale of Freddie Mac stock. The increase in service charge income is a result of restructuring contracts with our service providers that have allowed for more income from ATM and other customer fees in the three months ended March 31, 2008.

Noninterest income was $1.4 million for the nine months ended March 31, 2008, compared to $2.4 million for the same period in 2007, primarily due to the gain on sale of investments of $1.2 million that was reported for the nine months ended March 31, 2007, compared to a loss of $18,000 for the same period in 2007. The gain was primarily related to the sale of Freddie Mac stock in 2007.

Other Expense. The following table summarizes other expense for the three and nine months ended March 31, 2008 and 2007.

	Three Months Ended March 31,			Nine Months Ended March 31
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Compensation and employee benefits	$1,446	$1,504	(3.9)%	$4,496	$4,033	11.5%
Premises and occupancy expense	254	251	1.2	711	723	(1.7)
Deposit insurance premium	9	9	0.0	27	27	0.0
Advertising expense	62	63	(1.6)	215	221	(2.7)
Data processing expense	69	63	9.5	188	228	(17.5)
ATM service fees	88	52	69.2	258	228	13.2
Other operating expenses	553	376	47.1	1,557	1,292	20.5

Total	$2,481	$2,318	7.0	$7,452	$6,752	10.4

Noninterest expense was $2.5 million for the quarter ended March 31, 2008 compared to $2.3 million for the same prior year period. The increase in noninterest expense was primarily the result of a $177,000 increase in other operating expenses, an increase in ATM service fees of $36,000, partially offset by a decrease in compensation and employee benefits of $58,000. Other operating expenses are primarily comprised of miscellaneous loan and deposit expenses, professional fees, bank fees and office expenses. The increase in other operating expenses is primarily due to additional expenses associated with being a public company, including preparing for compliance with the Sarbanes-Oxley Act. ATM service fees increased $36,000 for the three months ended March 31, 2008 to $88,000 as a result of the restructuring of contracts with our service providers mentioned in the previous paragraph. The decrease in compensation and employee benefit expense is a result of a decrease in stock-based compensation expense of $131,000 to $167,000 in the three months ended March 31, 2008 compared to $298,000 in the same period in the prior year.

Noninterest expense was $7.5 million for the nine months ended March 31, 2008 compared to $6.8 million for the same prior year period. The increase in noninterest expense was primarily the result of a $463,000 increase in compensation and benefit expense, and a $265,000 increase in other operating expenses. The increase in compensation and employee benefit expense is a result of an increase in stock-based compensation expense of $464,000 to $762,000 for the nine months ended March 31, 2008 compared to $298,000 in the same period in the prior year. Other operating expenses are primarily comprised of miscellaneous loan and deposit expenses, professional fees, bank fees and office expenses. The increase in other operating expenses for the nine months ended March 31, 2008 was primarily the result of increases in internet banking expenses and professional fees. The increase in internet banking expenses is due to an increase in the number of customers participating in internet banking in the nine months ended March 31, 2008, when compared to the same period in the prior year. The increase in professional expenses is due to the previously mentioned compliance with the Sarbanes-Oxley Act and services relating to the previously mentioned non-performing loans.

Income Taxes. The income tax benefit was $631,000 for the quarter ended March 31, 2008 compared to an income tax expense of $567,000 for the same period in 2007. The increase in benefit is primarily due to a $2.9 million decrease in pre-tax earnings. Income tax expense decreased $2.1 million to a benefit of $903,000 for the nine months ended March 31, 2008, compared to an expense of $1.2 million for the same period in 2007. The increase in benefit is primarily due to a $5.4 million decrease in pre-tax earnings.

Income tax expense decreased $2.1 million to a benefit of $903,000 for the nine months ended March 31, 2008, compared to expense of $1.2 million for the same period in 2007. The increase in benefit is primarily due to a $5.4 million decrease in pre-tax earnings.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $27.0 million and $43.0 million at March 31, 2008 and June 30, 2007, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $27.0 million and $1.3 million at March 31, 2008 and June 30, 2007, respectively. Total securities classified as available-for-sale were $35.8 million and $43.9 million at March 31, 2008 and June 30, 2007, respectively. In addition, at March 31, 2008 and June 30, 2007, we had the ability to borrow a total of approximately $83.0 million from the Federal Home Loan Bank of Indianapolis. There were no such borrowings outstanding as of March 31, 2008 and June 30, 2007.

At March 31, 2008 and June 30, 2007, we had $25.4 million and $26.4 million in loan commitments outstanding, respectively. At March 31, 2008, this consisted of $4.3 million of mortgage loan commitments, $15.1 million in unused home equity lines of credit and $6.0 million in commercial lines of credit. At March 31, 2008 and June 30, 2007, we had $1.3 million and $3.2 million of letters of credit outstanding, respectively. At June 30, 2007, we had $7.3 million in mortgage loan commitments, $13.2 million in unused home equity lines of credit and $5.9 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2008 and June 30, 2007 totaled $90.8 million and $107.0 million, respectively. This represented 63.3% and 75.1% of certificates of deposit at March 31, 2008 and June 30, 2007, respectively. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008 and June 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2008:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008 (unaudited)	(in thousands)
Tier 1 capital to risk-weighted assets	$49,552	19.22%	$10,315	4.0%	$15,472	6.0%
Total capital to risk-weighted assets	51,190	19.85%	20,630	8.0%	25,787	10.0%
Tier 1 capital to adjusted total assets	49,552	13.26%	14,947	4.0%	18,683	5.0%
Tangible capital to adjusted total assets	49,552	13.26%	5,605	1.5%

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 14 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the SEC. We currently have no plans to engage in hedging activities in the future.

For the year ended June 30, 2007 and for the nine months ended March 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on, among other factors, such reviews, management believes that there have been no material changes in market risk of the Company’s asset and liability position since June 30, 2007.

Item 4.	Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2008.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	2,868	$12.00	—	—
February 1, 2008 to February 29, 2008	500	10.58	500	171,228
March 1, 2008 to March 31, 2008	180,411	10.87	165,000	6,228

Total	183,779	$10.89	165,500	6,228

(1)	On February 14, 2008, the Board of Directors of the Company approved the repurchase of up to 171,728 shares of its outstanding common stock, or 5% of outstanding shares not held by United Community MHC. The program was completed on April 3, 2008. On January 8, 2008, the Company bought back 2,868 shares from some participants in the restricted stock plan to satisfy tax withholding obligations. On March 14, 2008, the Company bought back 15,411 shares from the Trustee of the Company’s 401(k) Plan to eliminate their excess of Company shares for Plan participants.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: May 15, 2008	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer