Form 10-K
period 2008-06-30
United Community Bancorp
filed 2008-09-26
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of, “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-accelerated Filer  ☐        Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2007 was $38,175,409. The number of shares outstanding of the registrant’s common stock as of September 12, 2008 was 8,464,000, of which 4,655,200 shares were held by United Community MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1. Business

United Community Bancorp. United Community Bancorp was organized as a federal corporation upon completion of United Community Bank’s reorganization into the mutual holding company form of organization (the “Reorganization”) on March 30, 2006. As a result of the Reorganization, United Community Bank became a wholly owned subsidiary of United Community Bancorp and United Community Bancorp became a majority-owned subsidiary of United Community MHC, a federally chartered mutual holding company. United Community Bancorp’s business activities are the ownership of the outstanding capital stock of United Community Bank and management of the investment of offering proceeds retained from the Reorganization. United Community Bancorp neither owns nor leases any property, but instead, uses the premises, equipment and other property of United Community Bank with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, United Community Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

United Community MHC. United Community MHC is our federally chartered mutual holding company parent. As a mutual holding company, United Community MHC is a non-stock company that has as its members depositors of United Community Bank. United Community MHC does not engage in any business activity other than owning a majority of the common stock of United Community Bancorp. So long as we remain in the mutual holding company form of organization, United Community MHC will own a majority of the outstanding shares of United Community Bancorp.

United Community Bank. United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana. At June 30, 2008, we had approximately $382.7 million in assets and $320.8 million in deposits. We operate as a community-oriented financial institution offering a full menu of banking services and products to consumers and businesses in our market areas. Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to one of a full-service financial institution servicing the needs of consumer and commercial customers.

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

UCB Real Estate Management Holding, LLC. UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of United Community Bank. The entity was formed for the purpose of holding real estate assets that are acquired by the Bank through, or in lieu of, foreclosure.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 36.26% of the deposits in Dearborn County, which was the largest market share out of the eight financial institutions with offices in Dearborn County. In addition, banks owned by large out-of-state bank holding companies such as Fifth Third Bancorp and U.S. Bancorp also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Multi-Family Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family real estate. Our multi-family real estate loans are generally secured by apartment buildings. We also make multi-family real estate loans secured by apartment buildings outside of our primary market area to existing customers. We intend to continue to grow this segment of our loan portfolio.

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

Loans secured by multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships totaling more than $1.0 million, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family real estate loan, we consider the net operating income of the property, the borrower’s character and expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.

At June 30, 2008, the largest outstanding multi-family real estate loan had an outstanding balance of $4.6 million and is secured by apartment buildings in Cincinnati, Ohio. This loan was performing according to its original terms at June 30, 2008.

Nonresidential Real Estate and Land Loans. We offer adjustable-rate mortgage loans secured by nonresidential real estate. Our nonresidential real estate loans are generally secured by commercial buildings. We intend to continue to grow this segment of our loan portfolio. These loans are typically repaid or the term extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate nonresidential real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of five or seven years. Interest rates and payments on these loans generally are based on the prime interest rate. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan (six percentage points for loans with three-year terms). Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value (75% for land only loans). When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers or as personal guarantors of the loan.

Loans secured by nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships totaling more than $1.0 million, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise and character, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys and inspections are generally required for loans over $500,000.

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

At June 30, 2008, we had $66.9 million in nonresidential real estate loans outstanding, or 23.5% of total loans, and $6.3 million in land loans outstanding, or 2.2% of total loans.

At June 30, 2008, the largest outstanding nonresidential real estate loan had an outstanding balance of $3.5 million. This loan is secured by a hotel and was performing according to its original terms at June 30, 2008. At June 30, 2008, our largest land loan, which was performing according to its original terms at that date, was for $1.2 million and was secured by land held for commercial real estate development.

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

At June 30, 2008, our largest outstanding residential construction loan was for $381,000, of which $144,000 was outstanding. At June 30, 2008, our largest outstanding commercial construction loan was for $2.3 million, of which $235,000 was outstanding, and is secured by a commercial office building. These loans were performing in accordance with their original terms at June 30, 2008.

Commercial Loans. We occasionally make commercial business loans to professionals, sole proprietorships and small businesses in our market area. We extend commercial business loans on an unsecured basis and secured basis, the maximum amount of which is limited by our in house loans to one borrower limit.

We originate secured and unsecured commercial lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. Secured commercial lines of credit secured by nonresidential real estate are adjustable-rate loans whose rates are based on the prime interest rate and adjust monthly. Commercial lines of credit secured by nonresidential real estate have a maximum term of five years and a maximum loan-to-value ratio of 80% of the pledged collateral when the collateral is commercial real estate. We also originate commercial lines of credit secured by marketable securities and unsecured lines of credit. These lines of credit, as well as certain commercial lines of credit secured by nonresidential real estate, require that only interest be paid on a monthly or quarterly basis and have a maximum term of five years.

We also originate secured and unsecured commercial loans. Secured commercial loans are generally collateralized by nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment and furniture and fixtures. We originate both fixed-rate and adjustable-rate commercial loans with terms up to 20 years for secured loans and up to five years for unsecured loans. Adjustable-rate loans are based on prime and adjust either monthly or annually. Where the borrower is a corporation, partnership or other entity, we generally require significant equity holders to be co-borrowers and in cases where they are not co-borrowers we generally require personal guarantees from significant equity holders.

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At June 30, 2008, our largest commercial loan was a $1.2 million loan secured by assets of a life jacket manufacturer. This loan was performing in accordance with its original terms at June 30, 2008.

Consumer Loans. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by savings accounts or certificates of deposit (share loans), new farm and garden equipment, automobile and recreational vehicle loans and secured and unsecured personal loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We generally offer home equity loans and lines of credit with a maximum combined loan to value ratio of 100%. Our lowest interest rates are generally offered to customers with a maximum combined loan to value ratio of 80%. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate. Home equity lines of credit generally require that only interest be paid on a monthly basis and have terms up to 20 years. Interest rates on these loans typically adjust monthly. We offer fixed-rate and adjustable-rate home equity loans. Home equity loans with fixed-rates have terms that range from one to 15 years. Home equity loans with adjustable-rates have terms that range from 16 to 30 years. Interest rates on these loans are based on the prime interest rate. We hold a first mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.

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

We offer secured consumer loans with fixed interest rates and terms up to 10 years and secured lines of credit with adjustable-rates based on the prime rate with terms up to five years. We also offer fixed-rate unsecured consumer loans and lines of credit with terms up to five years. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Management.”

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

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. The board has granted the Management Mortgage Loan Committee (comprised of the President, Executive Vice President and the Senior Vice President, Lending) with loan approval authority for mortgage loans up to $200,000 and to the Board Loan Committee up to $1.0 million.

The board has granted authority to approve consumer loans to certain employees up to prescribed limits, depending on the officer’s experience and tenure. The board also granted loan approval authority to the Management Consumer Loan Committee, consisting of the President and the Executive Vice President, the Senior Vice President, Lending and two other experienced lenders. Any two members of the Committee may approve consumer loans secured by real estate up to $250,000, and consumer loans secured by assets other than real estate up to $100,000. The board of directors has also granted loan approval authority to the Management Commercial Loan Committee, consisting of the President, the Executive Vice President, the Senior Vice President, Lending. Any two members of the Committee may approve commercial loans secured by real estate up to $250,000, commercial loans secured by assets other than real estate up to $50,000 and unsecured commercial loans up to $25,000. The Management Commercial Loan Committee may approve commercial loans secured by real estate up to $500,000, commercial loans secured by assets other than real estate up to $100,000 and unsecured commercial loans up to $50,000 with unanimous approval by the Committee.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our unimpaired capital and surplus. At June 30, 2008, our general regulatory limit on loans to one borrower was $7.7 million. On June 30, 2008, our largest lending relationship was a $6.0 million commercial real estate loan relationship. The loans that comprise this relationship were performing according to their original terms at June 30, 2008. In 2007, to reduce the risk of loss to any one borrower, the Board established a loans to one borrower limit of 7.5% of unimpaired capital and surplus. Any relationship in excess of 7.5% at the time of implementation would have been grandfathered in and allowed to continue without participating lenders.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2008.

At June 30, 2008, our investment portfolio totaled $38.2 million and consisted primarily of U.S. Government sponsored entity securities and mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, securities of municipal governments and mutual funds that invest in adjustable-rate mortgages and U.S. Treasury obligations.

At June 30, 2008, $8.9 million of our investment portfolio consisted of callable securities. These securities contain either a one-time call option or may be called anytime during the life of the security. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. The Investment Committee is responsible for the implementation of the investment policy. The Management Investment Committee, consisting of the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, is responsible for monitoring our investment performance. Individual investment transactions, portfolio composition and performance are reviewed by our board of directors monthly.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of Indiana. We attract deposits in our market area through advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2008, $127.5 million, or 39.7% of our total deposits, were municipal deposits. At June 30, 2008, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At June 30, 2008, $4.8 million was advanced from the Federal Home Loan Bank at an interest rate of 3.2%.

Personnel

As of June 30, 2008, we had 78 full-time employees and 14 part-time employees, none of which are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

United Community Bank has two subsidiaries: United Community Bank Financial Services, Inc. and Real Estate Management Holdings, LLC. United Community Bank Financial Services, Inc. receives commissions from the sale of non-deposit investment and insurance products. Real Estate Management Holdings, LLC owns and operates real estate that has been acquired through, or in lieu of, foreclosure.

Regulation and Supervision

General

As a federal mutual holding company, United Community MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision (“OTS”). United Community Bancorp as a federally chartered corporation, is also subject to reporting to and regulation by the OTS. United Community Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. United Community Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. United Community Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test United Community Bank’s safety and soundness and compliance with various regulatory requirements.

This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on United Community MHC, United Community Bancorp, United Community Bank and their operations. Certain regulatory requirements applicable to United Community Bank and to United Community MHC are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on United Community Bank and United Community MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Holding Company Regulation

General. United Community MHC is a savings and loan holding company within the meaning of federal law. As such, United Community MHC is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over United Community MHC and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Activities Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and OTS regulations, a mutual holding company, such as United Community MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Association Holding Company Act, unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the OTS.

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

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of United Community MHC and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test set forth in federal law, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. United Community Bank must notify the OTS 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under these rules, the stock holding company subsidiary holds all the shares of the mutual holding company’s savings association subsidiary and issues the majority of its own shares to the mutual holding company parent. In addition, the stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same terms and conditions. Finally, OTS regulations maintain that the stock holding company subsidiary must be federally chartered for supervisory reasons.

Acquisition of United Community MHC. Under the Federal Change in Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of United Community MHC or institution, unless the OTS has found that the acquisition will not result in a change of control of United Community MHC. Under the Change in Control Act, the OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2008, United Community Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

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

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.28%, subject to future adjustments.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2008, United Community Bank maintained 93.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like United Community Bank, it is a subsidiary of a holding company. In the event United Community Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, United Community Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Federal law further provides that no insured depository institution may pay a dividend that causes it to fall below any applicable regulatory capital requirement or if it is in default of its FDIC deposit insurance assessment.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OTS assessments paid by United Community Bank for the fiscal year ended June 30, 2008 totaled $105,000.

Federal Home Loan Bank System

United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Community Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2008 of $1.9 million.

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

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2004. For its 2008 tax year, United Community Bank’s maximum federal income tax rate was 34%.

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

Executive Officers of United Community Bancorp and United Community Bank

Name	Age at June 30, 2008	Principal Position
William F. Ritzmann	60	President and Chief Executive Officer

Elmer G. McLaughlin	56	Executive Vice President, Chief Operating Officer and Corporate Secretary

James W. Kittle	50	Senior Vice President, Lending

Vicki A. March, CPA	52	Senior Vice President, Chief Financial Officer and Treasurer

W. Michael McLaughlin	49	Senior Vice President, Operations

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

Lawrenceburg, Indiana competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the Lawrenceburg area. This is particularly true if gaming operations were to be authorized in Kentucky and/or Ohio, states from which the Lawrenceburg casino generally draws substantial year-round clientele. Kentucky and/or Ohio legislative proposals could permit gaming activities. The establishment of casino gaming in Kentucky and/or Ohio, or other states, could have a substantial adverse effect on gaming revenue in Lawrenceburg which would adversely affect the Lawrenceburg economy and our business.

We rely heavily on municipal deposits as a source of funds and a reduced level of those deposits may hurt our profits.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2008, $127.5 million, or 39.7% of our total deposits, consisted of municipal deposits. Municipal deposits are generally short-term deposits and are generally considered rate-sensitive instruments. Consequently, if our municipal deposits decrease to a level where we would need to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would hurt our profits.

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

At June 30, 2008, $116.9 million, or 40.3%, of our loan portfolio consisted of multi-family residential and nonresidential real estate and land loans. We have grown our loan portfolio in recent years, particularly with respect to multi-family residential and nonresidential real estate and land loans and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, since such loans generally entail greater credit risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our multi-family residential and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At June 30, 2008, our largest multi-family residential, nonresidential real estate, or land lending relationship was a $6.0 million commercial real estate loan relationship. This loan relationship was within our maximum lending limit to one borrower at June 30, 2008.

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

We face intense competition both in making loans and attracting deposits. In particular, several financial institutions have recently opened new offices or branches in Dearborn County, Indiana. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2007, the most recent date for which information is available, we held 36.26% of the deposits in Dearborn County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the OTS, our primary federal regulator, and by the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and is intended primarily for the protection of the insurance fund and the depositors and borrowers of United Community Bank rather than for holders of United Community Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

A decline in our return on equity as a result of the capital we raised in our March 2006 stock offering may negatively impact the value of our common stock.

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2008, our return on equity was (2.67)%. Over time, we intend to use the net proceeds from our March 2006 stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

United Community MHC’s majority control of United Community Bancorp’s common stock enables it to exercise voting control over most matters put to a vote of stockholders including preventing sale or merger transactions or a second-step conversion transaction you may find advantageous.

United Community MHC owns a majority of United Community Bancorp’s common stock and, through its board of directors, exercises voting control over most matters put to a vote of stockholders. The same directors and officers who will manage United Community Bancorp and United Community Bank also manage United Community MHC. As a federally chartered mutual holding company, the board of directors of United Community MHC must ensure that the interests of depositors of United Community Bank are represented and considered in matters put to a vote of stockholders of United Community Bancorp. Therefore, the votes cast by United Community MHC may not be in your personal best interests as a stockholder. For example, United Community MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of United Community Bancorp. In addition, stockholders are not able to force a merger or second-step conversion transaction without the consent of United Community MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

OTS policy on remutualization transactions could prohibit acquisition of United Community Bancorp, which may adversely affect our stock price.

Current OTS regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has recently resulted in a degree of takeover speculation for mutual holding companies that is reflected in the per share price of mutual holding companies’ common stock. However, the OTS has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the OTS intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the OTS’s concerns are not warranted in the particular case. Should the OTS prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected.

OTS regulations and anti-takeover provisions in our charter restrict the accumulation of United Community Bancorp’s common stock, which may adversely affect our stock price.

OTS regulations provide that for a period of three years following the date of the completion of the Reorganization, no person, acting alone or together with associates or in a group of persons acting in concert, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10.0% of our common stock without the prior written approval of the OTS. In addition, United Community Bancorp’s charter provides that, for a period of five years from the date of the reorganization, no person, other than United Community MHC, may acquire directly or indirectly the beneficial ownership of more than 10.0% of any class of any equity security of United Community Bancorp. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10.0% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. These factors make it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at June 30, 2008, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of June 30, 2008
Main Office:
92 Walnut Street Lawrenceburg, Indiana 47025	2004	Owned	—	$1,407,000

Full-Service Branches:
215 W. Eads Parkway Lawrenceburg, Indiana 47025	1914	Owned	—	605,000

19710 Stateline Road Lawrenceburg, Indiana 47025	2000	Owned	—	716,000

447 Bielby Road Lawrenceburg, Indiana 47025	1999	Leased	2/2011	—

500 Green Blvd Aurora, Indiana 47001	2006	Owned	—	1,142,000

7600 Frey Road St. Leon, Indiana 47012	2006	Owned	—	1,280,000

Other Properties:
(Future Site of Milan Branch Office) Corner of State Route 350 & State Route 101 Milan, Indiana 47031	Expected 2009	Owned(1)	—	135,000

(1)	Land only.

In the beginning of 2004, our Board of Directors made the strategic decision to expand into our select markets in Dearborn County, Indiana, and adjacent Ripley County, Indiana. In April 2004, we purchased land in Aurora and St. Leon, Indiana, and in May 2004 purchased land in Milan, Indiana (Ripley County), each for the purpose of opening a full-service branch office. We opened a limited-service branch office in a temporary facility across the street from the Aurora property in August 2005 and built a permanent full-service facility for the Aurora branch on the Aurora property which opened on September 25, 2006. In addition, we built a full-service branch office on the St. Leon, Indiana property, which opened in May 2007. We also expect to open a full-service branch office on the Milan, Indiana property in 2009.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The Company’s common stock, par value $0.01 per share, is traded on the Nasdaq Global Market under the symbol “UCBA.” On September 10, 2008, there were 717 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 2006. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 16 to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K, for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock.

Fiscal year 2008:	High	Low	Dividends Declared
First Quarter	$12.05	$11.33	$0.08
Second Quarter	$12.20	$10.92	$0.08
Third Quarter	$11.64	$9.39	$0.08
Fourth Quarter	$9.62	$6.62	$0.09

Fiscal Year 2007:	High	Low	Dividends Declared
First Quarter	$10.78	$10.40	$0.07
Second Quarter	$11.98	$10.63	$0.07
Third Quarter	$13.70	$11.70	$0.07
Fourth Quarter	$12.64	$11.13	$0.08

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchases during the three months ended June 30, 2008.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: April
April 1 to April 30	6,228	$9.89	6,228	—
Month #2: May
May 1 to May 31	—	—	—	—
Month #3: June
June 1 to June 30	—	—	—	—
Total	6,228	$9.89	6,228	—

On February 14, 2008, the Board of Directors of the Company approved the repurchase of up to 171,728 shares of its outstanding common stock, or 5% of outstanding shares not held by United Community MHC. The program was completed on April 3, 2008.

During December 2006, the Board of Directors of the Company authorized the funding of a trust that purchased 165,894 shares of the Company’s outstanding common stock during the three months ended March 31, 2007 to be used to fund restricted stock awards granted under the 2006 Equity Incentive Plan. The repurchased stock has been recorded in shares purchased for stock plans at a cost of $2,118,000 as of June 30, 2008.

Item 6. Selected Financial Data

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Financial Condition Data:
Total assets	$382,726	$381,061	$354,707	$331,505	$257,145
Cash and cash equivalents	35,710	43,025	15,010	76,263	6,681
Securities held-to-maturity	200	223	245	265	669
Securities available-for-sale	13,816	17,231	42,083	9,937	16,025
Mortgage-backed securities available-for-sale	24,211	26,701	34,263	28,199	40,082
Loans receivable, net	284,504	273,605	244,537	200,878	179,257
Deposits	320,774	316,051	289,807	299,379	227,939
Advances from Federal Home Loan Bank	4,833	—	—	—	—
Stockholders’ equity	54,489	62,461	62,485	29,736	27,584

	For the Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Operating Data:
Interest income	$21,615	$21,687	$17,878	$13,471	$12,488
Interest expense	11,353	10,576	7,762	4,656	4,133

Net interest income	10,262	11,111	10,116	8,815	8,355
Provision for loan losses	4,718	730	120	857	120

Net interest income after provision for loan losses	5,544	10,381	9,996	7,958	8,235
Other income	2,197	2,848	1,189	1,708	1,372
Other expense	9,850	9,250	9,572	6,979	6,252

Income (loss) before income taxes	(2,109)	3,979	1,613	2,687	3,355
Provision (benefit) for income taxes	(653)	1,485	575	642	1,199

Net income (loss)	$(1,456)	$2,494	$1,038	$2,045	$2,156

	At or for the Years Ended June 30,
	2008	2007	2006	2005	2004
Performance Ratios:
Return on average assets	(0.38)%	0.67%	0.31%	0.75%	0.82%
Return on average equity	(2.48)	3.96	2.53	7.02	7.99
Interest rate spread (1)	2.43	2.68	2.94	3.33	3.23
Net interest margin (2)	2.85	3.15	3.15	3.44	3.35
Noninterest expense to average assets	2.58	2.48	2.82	2.55	2.39
Efficiency ratio (3)	79.06	66.27	84.67	68.06	64.27
Average interest-earning assets to average interest-bearing liabilities	112.97	115.40	108.42	105.64	107.46
Average equity to average assets	15.41	16.92	12.07	10.64	10.31
Dividend payout ratio (4)	N/A	41.46	38.09	N/A	N/A

Capital Ratios:
Tangible capital	13.00	13.42	13.23	8.76	10.46
Core capital	13.00	13.42	13.23	8.76	10.46
Total risk-based capital	20.51	21.24	19.66	15.59	17.26

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	2.62	1.14	0.33	0.72	0.61
Allowance for loan losses as a percent of total loans	1.59	0.97	0.85	1.10	0.85
Allowance for loan losses as a percent of nonperforming loans	61.98	84.55	256.39	153.21	138.15
Net charge-offs to average outstanding loans during the period	1.06	0.06	0.12	0.07	0.03

Other Data:
Number of:
Real estate loans outstanding	1,396	1,456	2,146	2,288	2,198
Deposit accounts	22,175	21,655	19,380	18,362	18,205
Offices	6	6	5	4	4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expense divided by the sum of net interest income and other income.
(4)	Due to the timing of the Bank’s reorganization into the mutual holding company structure and the completion of the Company’s minority stock offering on March 30, 2006, the 2006 calculation is based solely on earnings subsequent to that date.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and Federal Home Loan Bank borrowings. Other significant sources of pre-tax income are service charges on deposit accounts and other loan fees. In addition, in February 2003, we entered into a contract with a non-affiliated registered broker dealer, Lincoln Financial Advisors, that allows us to provide non-deposit investment products and services to our community. We also recognize income or losses from the sale of investments in years that we have such sales.

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

Regulatory fees and deposit insurance premiums are primarily payments we make to the FDIC for insurance of our deposit accounts.

Other expenses include expenses for supplies, telephone and postage, data processing, contributions and donations, director and committee fees, professional fees, insurance and surety bond premiums and other fees and expenses.

As a result of our March 2006 public stock offering, our noninterest expenses have increased as a result of operating as a public company. These additional expenses are primarily legal and accounting fees. We expect expenses to increase in the future due to fees for auditor attestation and compliance with the internal control over financial reporting provisions of the Sarbanes-Oxley Act.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 5 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Expanding our branch network and upgrading our existing branches

Since our merger in 1999, we have opened four new branches, including our Aurora branch office which opened in September 2006 and our St. Leon branch office which opened in May 2007. In addition to these branches, we have acquired a branch site in Milan, Indiana for a cost of $135,000. The total expected cost, including improvements, for the new Milan branch is approximately $750,000 and the branch is expected to open in 2009.

The new branches have been and are expected to continue to be funded by cash generated by our business. Consequently, we do not expect to borrow funds for these expansion projects. We may continue to upgrade our current branch facilities and may pursue further expansion in Southeastern Indiana, Northern Kentucky or Southwest Ohio in future years through de novo branching, branch acquisitions and acquisitions of other financial institutions.

Pursuing opportunities to increase and diversify our lending portfolio in our expanding market areas

In recent years we have sought to diversify our loan portfolio beyond residential mortgage loans. In particular, since June 30, 2006, our multi-family and nonresidential real estate, land, consumer, commercial business and construction loan portfolio has increased $26.0 million, or 19.9%, and at June 30, 2008 was 53.8% of our total loan portfolio. During this period, we have taken advantage of the significant growth in both residential and nonresidential real estate development in our market and have originated loans in other market areas. We expect to continue to expand all of our lending activities and, in particular, intend to continue to pursue the larger lending relationships associated with multi-family and nonresidential real estate. We expect that our loan portfolio, including our multi-family and nonresidential real estate, commercial business and construction loan portfolio, will continue to increase.

Increasing core deposits through the expansion of our branch network and new deposit products

Historically, retail deposits are our primary source of funds for investing and lending. However, in recent years, we have increased our reliance on municipal deposits significantly. These municipal deposits represent tax and other revenues from the local gaming industry. Currently, our core deposits, which include all deposit account types except certificates of deposit and municipal deposits. Core deposits are generally lower cost to us than certificate of deposit accounts, and they are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2008, core deposits represented 26.2% of our total deposits. We believe that our expanding branch network and offering new deposit and savings products will contribute to increasing core deposits.

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

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio

We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative, and diligent monitoring and collection efforts. The downturn in the local and national economy during the year ended June 30, 2008 has had a negative impact on the ability of some of our borrowers to repay their loans. As a result of this, our nonperforming loans were $7.5 million or 2.62% of our total loans at June 30, 2008, compared to $3.2 million or 1.14% at June 30, 2007, and $821,000 or 0.33% at June 30, 2006. Management does not believe that the recent increase in nonperforming loans is indicative of our current lending policies. Management is continuing to work with these borrowers to minimize the risk of loss to the Bank, and has continued to tighten lending standards in an effort to reduce nonperforming loans in the future.

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

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2008, these loans totaled $135.0 million, or 46.5% of total gross loans, compared to $126.4 million, or 45.4% of total loans, at June 30, 2007 and $117.1 million, or 47.2% of total loans, at June 30, 2006. As a percentage of the total loan portfolio, one- to four-family residential loans have increased at the same pace as our entire loan portfolio over the last two years.

Multi-family and nonresidential real estate and land loans totaled $116.9 million and represented 40.4% of total loans at June 30, 2008, compared to $113.8 million, or 41.0% of total loans, at June 30, 2007 and $93.7 million, or 37.8% of total loans, at June 30, 2006. Our multi-family and nonresidential real estate loan portfolio growth has slowed in the current year with the overall slow down in the economy.

Construction loans totaled $2.5 million, or 0.9% of total loans, at June 30, 2008, compared to $9.5 million, or 3.4% of total loans, at June 30, 2007 and $11.2 million, or 4.5% of total loans, at June 30, 2006. Between June 30, 2007 and June 30, 2008, the portfolio decreased by $7.0 million primarily as a result of construction loans converting to permanent mortgage loans. Between June 30, 2006 and June 30, 2007, the portfolio decreased by $1.7 million as a result of construction loans converting to permanent mortgage loans.

Commercial business loans totaled $6.1 million, or 2.1% of total loans, at June 30, 2008, compared to $5.9 million, or 2.1% of total loans, at June 30, 2007 and $5.0 million, or 2.0% of total loans, at June 30, 2006.

Consumer loans totaled $29.5 million, or 10.1% of total loans, at June 30, 2008, compared to $22.6 million, or 8.1% of total loans, at June 30, 2007 and $20.8 million, or 8.5% of total loans, at June 30, 2006. The growth in the consumer loan portfolio for the year ended June 30, 2008 is primarily attributable to an advertising campaign to promote such loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$134,965	46.5%	$126,398	45.4%	$117,060	47.2%	$109,325	53.2%	$107,589	58.9%
Multi-family	43,671	15.1	37,500	13.5	20,250	8.2	13,194	6.4	10,932	6.0

Total residential real estate loans	178,636	61.6	163,898	58.9	137,310	55.4	122,519	59.6	118,521	64.9
Construction	2,493	0.9	9,507	3.4	11,228	4.5	5,899	2.9	1,186	0.6
Nonresidential real estate and land	73,238	25.3	76,333	27.5	73,419	29.6	59,263	28.8	48,237	26.4
Commercial business	6,062	2.1	5,937	2.1	5,005	2.0	4,996	2.4	2,074	1.1
Consumer:
Home equity	19,608	6.7	16,580	6.0	15,872	6.4	9,205	4.5	5,256	2.9
Auto	1,960	0.7	2,049	0.7	2,587	1.1	2,161	1.1	2,837	1.6
Share loans	1,382	0.5	1,250	0.4	1,258	0.5	861	0.4	2,495	1.4
Other	6,547	2.2	2,716	1.0	1,127	0.5	610	0.3	1,975	1.1

Total consumer loans	29,497	10.1	22,595	8.1	20,844	8.5	12,837	6.3	12,563	7.0

Total loans	$289,926	100.0%	$278,270	100.0%	$247,806	100.0%	$205,514	100.0%	$182,581	100.0%

Less (Plus):
Deferred loan fees (costs)	(381)		(300)		(279)		(173)		(113)
Undisbursed portion of loans in process	1,184		2,294		1,443		2,543		1,887
Allowance for loan losses	4,619		2,671		2,105		2,266		1,550

Loans, net	$284,504		$273,605		$244,537		$200,878		$179,257

Loan Maturity

The following table sets forth certain information at June 30, 2008 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family Real Estate Loans	Multi- family Real Estate Loans	Construction Loans	Non- residential Real Estate and Land Loans	Consumer and Commercial Business Loans	Total Loans
	(In thousands)
At June 30, 2008
Amounts due in:
One year or less	$40,560	$1,743	$2,493	$17,573	$18,774	$81,143
More than one to five years	39,742	32,121	—	41,274	13,083	126,220
More than five years	54,663	9,807	—	14,391	3,702	82,563

Total	$134,965	$43,671	$2,493	$73,238	$35,559	$289,926

The following table sets forth the dollar amount of all loans at June 30, 2008 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
At June 30, 2008
Residential real estate:
One- to four-family	$30,543	$104,422	$134,965
Multifamily	5,415	38,256	43,671
Construction	—	2,493	2,493
Nonresidential real estate and land	9,931	63,307	73,238
Consumer and commercial business	6,210	29,349	35,559

Total	$52,099	$237,827	$289,926

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Total loans at beginning of period	$278,270	$247,806	$205,514
Loans originated:
Real estate mortgages	49,993	63,233	64,989
Land	2,377	3,123	5,289
Construction	15,706	885	10,310
Commercial business	2,487	2,936	1,936
Consumer	4,701	9,672	7,873

Total loans originated	75,264	79,849	90,397
Loans purchased	—	4,000	400
Deduct:
Loan principal repayments	61,818	51,118	46,119
Loan sales	1,790	2,267	2,386
Other repayments	—	—	—

Net loan activity	11,656	30,464	42,292

Total loans at end of period	$289,926	$278,270	$247,806

Securities. Our securities portfolio consists primarily of callable U.S. government agency bonds, U.S. government agency mortgage-backed securities, and municipal bonds. In the year ended June 30, 2008, our securities totaled $38.2 million, a decrease of $6.0 million from $44.2 at June 30, 2007, and a decrease of $38.4 million from $76.6 million at June 30, 2006. The decreases in 2008 and 2007 were primarily as a result of the redeployment of these funds into higher yielding loans. Our callable securities consist of U.S. government agency bonds which contain either a one-time call option or may be callable anytime during the life of the security.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. League intermediate term portfolio	$1,785	$1,718	$2,069	$2,013	$1,970	$1,918
Callable agency bonds	8,943	8,864	13,843	13,610	38,127	37,640
Freddie Mac common stock	9	155	9	574	27	1,587
Municipal bonds	3,040	2,929	960	953	960	938
Other equity securities	211	150	78	81	—	—
Mortgage-backed securities	24,683	24,211	27,642	26,701	35,736	34,263

Total	$38,671	$38,027	$44,601	$43,932	$76,820	$76,346

Securities held-to-maturity:
Municipal bonds	$200	$200	$223	$223	$245	$245

At June 30, 2008, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our stockholders’ equity at June 30, 2008. At June 30, 2008, we did not hold any stock in Fannie Mae. In July, 2008, we sold all remaining stock in Freddie Mac for a gain of $91,000.

The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2008. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis as the amount would be immaterial. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. League intermediate term portfolio	$1,718	4.21%	$—	—%	—	—%	$—	—%	$1,718	0.04%
Callable agency bonds	—	—	7,557	3.52	1,307	4.50	—	—	8,864	3.66

Freddie Mac common stock	155	6.71	—	—	—	—	—	—	155	6.71
Municipal bonds	394	4.44	—	—	262	3.20	2,273	3.54	2,929	3.63
Other equity securities	150	5.80	—	—	—	—	—	—	150	5.80

Mortgage-backed securities	—	—	465	5.02	11,725	4.62	12,021	4.34	24,211	4.49

Total	$2,417		$8,022		$13,294		$14,294		$38,027

Securities held-to-maturity:
Municipal bonds	$—	—%	$—	—%	$200	5.62%	$—	—%	$200	5.62%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. During the year ended June 30, 2008, our deposits increased $4.7 million or 1.5%, primarily as a result of increases in certificates of deposit. During fiscal 2008, our municipal deposits decreased primarily as a result of a decrease in the revenue earned by local casinos during that time. During the year ended June 30, 2007, our deposits increased by $26.2 million, or 9.1%, primarily as a result of increases in certificates of deposit. During fiscal 2007, our municipal deposits decreased as a result of withdrawals to fund various municipal needs.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2008		2007		2006
	(In thousands)
NOW accounts	$64,206		$63,540		$74,749
Passbook accounts	41,787		42,166		49,549
Money market deposit accounts	68,621		67,856		59,846
Certificates of deposit	146,160		142,489		105,663

Total	$320,774	(1)(4)	$316,051	(2)(4)	$289,807	(3)(4)

(1)	Includes $127.5 million in municipal deposits.
(2)	Includes $138.0 million in municipal deposits.
(3)	Includes $138.7 million in municipal deposits.
(4)	No investments are pledged to secure the municipal deposits. The municipal deposits are insured by the Public Deposit Insurance Fund administered by the Indiana Board for Depositories.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2008. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2008.

Maturity Period	Certificates of Deposit
(In thousands)
At June 30, 2008
Three months or less	$12,240
Over three through six months	16,393
Over six through twelve months	16,288
Over twelve months	30,919

Total	$75,840

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2008	2007	2006
	(In thousands)
0.00 – 1.00%	$2,379	$67	$41
1.01 – 2.00%	362	437	978
2.01 – 3.00%	18,193	1,688	19,905
3.01 – 4.00%	27,195	7,825	23,729
4.01 – 5.00%	58,694	37,451	48,002
5.01 – 6.00%	39,198	94,882	12,822
6.01 – 7.00%	139	139	186

Total	$146,160	$142,489	$105,663

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2008.

	Amount Due					Total	Percent of Total Certificate of Deposit Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)
0.00 – 1.00%	$—	$—	$2,302	$67	$10	$2,379	1.6%
1.01 – 2.00%	362	—	—	—	—	362	0.3%
2.01 – 3.00%	11,241	6,738	121	2	91	18,193	12.4%
3.01 – 4.00%	13,043	11,533	2,554	11	54	27,195	18.6%
4.01 – 5.00%	41,878	14,092	2,467	91	166	58,694	40.2%
5.01 – 6.00%	26,531	7,552	4,954	137	24	39,198	26.8%
6.01 – 7.00%	6	—	133	—	—	139	0.1%

Total	$93,061	$39,915	$12,531	$308	$345	$146,160	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Beginning balance	$316,051	$289,807	$299,379
Increase (decrease) before interest credited	(6,593)	15,765	(17,293)
Interest credited	11,316	10,479	7,721

Net increase (decrease) in deposits	4,723	26,244	(9,572)

Ending balance	$320,774	$316,051	$289,807

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Indianapolis to supplement our supply of funds for loans and investments.

	Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$5,000	$9,100	$—
Average advances outstanding during the period:
FHLB advances	$922	$2,050	$—
Weighted average interest rate during the period:
FHLB advances	4.01%	4.73%	(a)
Balance outstanding at end of period:
FHLB advances	$4,833	$—	$—
Weighted average interest rate at end of period:
FHLB advances	3.20%	N/A	(a)

(a)	FHLB advances were paid off by the end of each month during the year ended June 30, 2006.

Results of Operations for the Years Ended June 30, 2008, 2007 and 2006

Overview.

	2008	2007	2006	% Change 2008/2007	% Change 2007/2006
	(Dollars in thousands)
Net income (loss)	$(1,456)	$2,494	$1,038	(158.4)%	140.3%
Return (loss) on average assets	(0.38)%	0.67%	0.31%	(156.7)	116.1
Return (loss) on average equity	(2.48)%	3.96%	2.53%	(162.6)	56.5
Average equity to average assets	15.41%	16.92%	12.07%	(8.9)	40.2

2008 v. 2007. Net income decreased $4.0 million, or 158.4%, for the year ended June 30, 2008 compared to the year ended June 30, 2007. The decrease was the result of an $849,000 reduction in net interest income, a $4.0 million increase in the provision for loan loss, a $651,000 decrease in other income, and a $600,000 increase in other expense, partially offset by a $2.1 million decrease in income tax expense.

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

Net Interest Income.

2008 v. 2007. Net interest income decreased by $849,000, or 7.6%, to $10.3 million in the year ended June 30, 2008 as a result of an increase in total interest expense of $777,000 and a decrease in total interest income of $72,000.

Total interest income decreased $72,000, or 0.3%, to $21.6 million for the year ended June 30, 2008 as compared to the year ended June 30, 2007. Interest income on investment and mortgage-backed securities decreased $802,000 to $1.9 million, primarily due to the impact of a decrease in average balance from $56.2 million to $38.8 million, partially offset by an increase in average yield from 4.74% to 4.80%. The decrease in average balance on investment securities is primarily due to the sale of securities and the redeployment of the proceeds from the sales into commercial real estate loans. Interest income on other interest-earning assets decreased $330,000 to $1.1 million, primarily due to a decrease in average yield from 4.09% to 3.08%, partially offset by an increase in average balance from $34.7 million to $35.4 million. Interest income on loans increased by $1.1 million primarily due to an increase in average balance from $262.0 million to $286.5 million partially offset by a decrease in average yield from 6.72% to 6.51%. Other interest-earning assets are primarily comprised of cash and interest-bearing deposits in other financial institutions with original maturities of less than ninety days.

Total interest expense increased $777,000, or 7.3%, in the year ended June 30, 2008. Interest expense on interest-bearing deposits increased by $837,000, primarily due to the combined effect of an increase in average balance from $303.8 million to $318.4 million and an increase in average rate paid from 3.45% to 3.55%. Interest expense on borrowed funds decreased $60,000 due to a decrease in average borrowings during the year from $2.1 million to $922,000.

The changes in the average yields on loans and investments and in the average rates paid on interest-bearing deposits and borrowed funds are primarily the result of changes in market interest rates.

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

	Year Ended June 30,
	2008			2007			2006
	(Dollars in Thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$286,520	$18,663	6.51%	$262,035	$17,603	6.72%	$219,925	$14,008	6.37%
Investment securities	38,803	1,862	4.80	56,164	2,664	4.74	78,407	2,905	3.71
Other interest-earning assets	35,376	1,090	3.08	34,724	1,420	4.09	23,142	965	4.17

Total interest-earning assets	360,699	21,615	5.99	352,923	21,687	6.14	321,474	17,878	5.56

Noninterest-earning assets	20,544			19,376			18,174

Total assets	$381,243			$372,299			$339,648

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$135,766	3,731	2.75	$133,609	3,834	2.87	$147,452	3,601	2.44
Passbook accounts	37,101	570	1.54	43,889	782	1.78	44,986	711	1.58
Certificates of deposit	145,486	7,015	4.82	126,285	5,863	4.64	104,062	3,409	3.28

Total interest-bearing deposits	318,353	11,316	3.55	303,783	10,479	3.45	296,500	7,721	2.60
FHLB advances	922	37	4.01	2,050	97	4.73	—	41	(a )

Total interest-bearing liabilities	319,275	11,353	3.56	305,833	10,576	3.46	296,500	7,762	2.62

Noninterest-bearing liabilities	3,200			3,491			2,148

Total liabilities	322,475			309,324			298,648
Total stockholders’ equity	$58,768			$62,975			$41,000

Total liabilities and stockholders’ equity	$381,243			$372,299			$339,648

Net interest income		$10,262			$11,111			$10,116

Interest rate spread			2.43%			2.68%			2.94%
Net interest margin			2.85%			3.15%			3.15%
Average interest-earning assets to average interest-bearing liabilities			112.97%			115.40%			108.42%

(a)	FHLB advances were paid off by the end of each month during the year ended June 30, 2006.

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

	Year Ended June 30, 2008 Compared to 2007			Year Ended June 30, 2007 Compared to 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest and dividend income:
Loans	$1,645	$(585)	$1,060	$2,682	$913	$3,595
Investment securities	(823)	21	(802)	(824)	583	(241)
Other interest-earning assets	27	(357)	(330)	483	(28)	455

Total interest-earning assets	848	(920)	72	2,341	1,468	3,809

Interest expense:
Deposits	503	334	837	190	2,568	2,758
FHLB advances	(38)	(22)	(60)	54	2	56

Total interest-bearing liabilities	465	312	777	244	2,570	2,814

Net change in net interest income	$383	$(1,232)	$(849)	$2,097	$(1,102)	$995

Provision for Loan Losses.

2008 v. 2007. The provision for loan losses was $4.7 million for the year ended June 30, 2008 compared to $730,000 for the year ended June 30, 2007. The increase is primarily due to the increase in nonperforming loans from $3.2 million to $7.5 million during the year ended June 30, 2008. The majority of nonperforming loans at June 30, 2008 are comprised of seven commercial loans, involving four loan relationships, totaling $6.5 million. The nonperforming loans include: 1) a $1.4 million loan secured by an apartment complex, one-fourth of the tenants of which have lost their subsidized housing grant. At June 30, 2008, the borrower was attempting to improve occupancy and/or sell the property securing the loan; 2) a $1.6 million loan secured by a mobile home park that has experienced management issues that have, in turn, resulted in decreased occupancy and cash flows. The borrower has hired a management company to attempt to correct these deficiencies; 3) two loans, totaling $2.0 million, secured by office/warehouses, that have experienced declines in occupancy rates due to increased competition and unfavorable market conditions; 4) three loans, totaling $1.5 million, secured by real estate, inventory, and other business assets of a landscape nursery, which experienced unfavorable weather and economic conditions. The Bank has entered into a forbearance agreement with the borrower pursuant to which that property has been transferred to a trustee. This property reverted to the Bank on July 31, 2008.

2007 v. 2006. The provision for loan losses was $730,000 in 2007 compared to $120,000 in 2006. The provision for loan losses increased in 2007 compared to 2006 primarily as a result of an increase in classified assets and the increase in the size of the loan portfolio, as well as an increase of $2.3 million in nonperforming loans during the year ended June 30, 2007 as compared to the year ended June 30, 2006. The increase in nonperforming loans is primarily the result of three commercial real estate loans totaling $2.2 million.

An analysis of the changes in the allowance for loan losses is presented under “Risk Management – Analysis and Determination of the Allowance for Loan Losses.”

Other Income. The following table shows the components of other income for the years ended June 30, 2008, 2007 and 2006.

	2008	2007	2006	% Change 2008/2007	% Change 2007/2006
	(Dollars in thousands)
Service charges	$1,374	$993	$915	38.4%	8.5%
Gain on sale loans	25	38	40	(34.2)	(5.0)
Gain (loss) on sale of investments	(35)	1,221	(286)	(102.9)	526.9
Gain on sale of land	275	—	—	100.0	—
Income from Bank Owned Life Insurance	208	225	225	(7.6)	—
Other	350	371	295	(5.7)	25.8

Total	$2,197	$2,848	$1,189	(22.9)	139.5

Noninterest income was $2.2 million for the year ended June 30, 2008, compared to $2.8 million for 2007. The decrease is primarily due to a $1.3 million decrease in gain on sale of investments, partially offset by a $381,000 increase in service charges and a $275,000 gain on sale of land that did not occur in the prior year. Service charges increased primarily due to increases on fees for deposit accounts. The 2007 gain on sale of investments is primarily related to the sale of securities issued by Freddie Mac. As of June 30, 2008, the Company did not hold any stock in Fannie Mae. In July, 2008 the Company sold all remaining shares of Freddie Mac stock held for a gain of $91,000.

Other Expense. The following table shows the components of other expense and the percentage changes for the years ended June 30, 2008, 2007 and 2006.

	2008	2007	2006	% Change 2008/2007	% Change 2007/2006
	(Dollars in thousands)
Compensation and employee benefits	$5,703	$5,538	$4,461	3.0%	24.1%
Premises and occupancy expense	952	1,121	1,010	(15.1)	11.0
Deposit insurance premium	71	35	36	102.9	(2.8)
Advertising expense	300	294	311	2.0	(5.5)
Data processing expense	251	293	289	(14.3)	1.4
ATM service fees	356	306	319	16.3	(4.1)
Loss on other than temporary impairment of investments	101	—	—	100.0	—
Provision for loss on sale of other real estate owned	125	—	—	100.0	—
Charitable contributions	—	—	1,878	—	100.0
Other operating expenses	1,991	1,663	1,268	19.7	31.2

Total	$9,850	$9,250	$9,572	6.5%	(3.4)%

2008 v. 2007. Noninterest expense was $9.9 million for the year ended June 30, 2008 compared to $9.3 million for the year ended June 30, 2007. The increase in noninterest expense was primarily the result of an increase of $101,000 in other than temporary impairment on investments, an increase of $125,000 in provision for loss on sale of other real estate owned, an increase of $328,000 in other operating expenses, an increase of $165,000 in compensation and employee benefits, partially offset by a decrease of $169,000 in premises and occupancy expense. The increase in other than temporary impairment on investment relates to an investment security with a book value of $1.3 million and an unrealized loss of $32,000 at June 30, 2008. The security is a mutual fund that invests primarily in private label and government mortgage backed securities. The deterioration of credit markets has negatively impacted the market value of this fund causing the issuer to enforce a redemption in kind provision. Management has decided to exit this investment within the parameters of the redemption in kind provision to reduce the risk of further loss to the Bank. The increase in compensation and benefit expense is primarily due to an increase in stock-based compensation expense of $270,000 during the year ended June 30, 2008. The increase in the provision for loss on sale of other real estate owned is due to the receipt of recent appraised values of the property held. The increase in other expenses is primarily due to additional expenses associated with being a public company, including compliance with the Sarbanes-Oxley Act of 2002. Other operating expenses are primarily comprised of miscellaneous loan expense, professional fees, bank fees and office expenses. The increase in other operating expenses is primarily due to this being the first full year with operations at our St. Leon branch.

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

Income Taxes.

2008 v. 2007. Income tax expense decreased $2.1 million to a benefit of $653,000 for the year ended June 30, 2008, compared to expense of $1.5 million for 2007. The decrease in expense is primarily due to a $6.1 million decrease in pre-tax earnings, partially offset by a $160,000 valuation allowance for a deferred tax asset for charitable contribution credits that will expire in 2011. The effective tax rate for 2008 is 31.0% compared to 37.3% in 2007. The decrease in the effective rate is primarily attributable to the increase in the valuation allowance during 2008.

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

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$853	$810	$602	$597	$891
Multifamily	3,072	—	—	—	—
Nonresidential real estate and land	2,885	2,264	183	532	159

Consumer and other loans	642	85	36	350	72

Total	7,452	3,159	821	1,479	1,122

Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	—	—	—	—	—
Nonresidential real estate and land	—	—	—	—	—

Total	—	—	—	—	—

Total of nonaccrual loans and accruing loans 90 days or more past due	7,452	3,159	821	1,479	1,122
Real estate owned	2,895	111	151	80	80
Other nonperforming assets	—	—	—	—	165

Total nonperforming assets	$10,347	$3,270	$972	$1,559	$1,367

Total nonperforming loans to total loans	2.56%	1.14%	0.33%	0.72%	0.61%
Total nonperforming loans to total assets	1.95	0.83	0.23	0.45	0.44
Total nonperforming assets to total assets	2.70	0.86	0.27	0.47	0.53

Interest income that would have been recorded for the year ended June 30, 2008 had nonaccruing loans been current according to their original terms was, in each case, not material. No interest related to nonaccrual loans was included in interest income for the year ended June 30, 2008.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OTS has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention or substandard, we account for those classifications when establishing a general allowance for loan losses. If we classify an asset as doubtful or loss, we establish a specific allowance for the asset at that time.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2008	2007
	(In thousands)
Special mention assets	$4,874	$4,185
Substandard assets	7,621	10,471
Doubtful assets	—	—
Loss assets	2,618	635

Total classified assets	$15,113	$15,291

Other than disclosed in the above tables, there are no other loans at June 30, 2008 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. The increase in classified assets is due to a deterioration in the quality and/or performance of four commercial loan relationships totaling $6.5 million. Management believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans. All of the loans were more than 90 days delinquent at June 30, 2008.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2008		2007		2006
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Residential real estate:
One- to four-family	$1,561	$742	$1,878	$131	$1,603	$901
Multi-family	—	1,208	3,315	178	—	—
Nonresidential real estate and land	324	535	2	968	30	95
Consumer and other loans	73	22	66	13	120	36

Total	$1,958	$2,507	$5,261	$1,290	$1,753	$1,032

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

As a result of our systematic analysis of the adequacy of the allowance for loan losses, the loss factors we presently use to determine the reserve level were updated in 2008 based on various risk factors such as trends in underperforming loans, trends and concentrations in loans and loan volume, economic trends in our market area, particularly the impact of the gaming and tourism industry on the economy of our market area, the effect of which has become significant in recent periods. In order to reflect trends in the composition of our loan portfolio and in our recent historical loan loss experience, we increased the allowance percentage on certain loan categories which demonstrated a higher risk of loss and decreased the allowance percentage on certain loan categories which demonstrated a lower risk of loss. The update to the allowance percentages resulted in a decrease in the amount of the allowance allocated to loans secured by one- to four-family residential properties and an increase in the amount of the allowance allocated to loans secured by multi-family real estate, nonresidential real estate and loans, commercial business loans and consumer loans.

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

At June 30, 2008, our allowance for loan losses represented 1.59% of total gross loans and 62.0% of nonperforming loans. The allowance for loan losses increased $1.9 million to $4.6 million at June 30, 2008 from $2.7 million at June 30, 2007 due to the provision for loan losses of $4.7 million, partially offset by net charge-offs of $2.8 million. The provision for loan losses in 2008 reflects an increase in nonaccrual loans from $3.2 million at June 30, 2007 to $7.5 million at June 30, 2008. The increase in classified assets is due to a deterioration in the quality and/or performance of four commercial real estate loan relationships totaling $6.5 million. The increase in nonperforming loans is primarily due to seven commercial real estate loans totaling $6.5 million. Management believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2008			2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate	$524	11.3%	61.6%	$331	12.4%	58.9%	$484	23.0%	55.4%
Nonresidential real estate and land	3,823	82.8	25.2	1,949	73.0	27.5	1,361	64.6	29.6
Commercial	7	0.2	2.1	10	0.4	2.1	14	0.7	2.0
Consumer	265	5.7	10.2	381	14.2	8.1	246	11.7	8.5
Construction	—	—	0.9	—	—	3.4	—	—	4.5

Total allowance for loan losses	$4,619	100.0	100.0	$2,671	100.0	100.0	$2,105	100.0%	100.0%

Total loans	$289,926			$278,270			$247,806

	At June 30,
	2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Residential real estate	$841	37.1%	59.6%	$996	64.26%	64.9%
Nonresidential real estate and land	1,102	48.6	28.8	344	22.19	26.4
Commercial	52	2.3	2.4	22	1.42	1.1
Consumer	271	12.0	6.3	188	12.13	7.0
Construction	—	—	2.9	—	—	0.6

Total allowance for loan losses	$2,266	100.0%	100.0%	$1,550	100.00%	100.0%

Total loans	$205,514			$182,581

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that the OTS, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. The OTS may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$2,671	$2,105	$2,266	$1,550	$1,484
Provision for loan losses	4,718	730	120	857	120
Charge-offs:
Real estate	343	82	18	47	42
Nonresidential real estate and land	2,440	—	—	1	—
Consumer and other loans	—	129	271	128	34

Total charge-offs	2,783	211	289	176	76

Recoveries:
Real estate	—	—	—	—	14
Consumer and other loans	13	47	8	35	8

Total recoveries	13	47	8	35	22

Net charge-offs	(2,770)	(164)	(281)	(141)	(54)

Allowance at end of period	$4,619	$2,671	$2,105	$2,266	$1,550

Allowance to nonperforming loans	62.00%	84.55%	256.39%	153.21%	138.15%
Allowance to total loans outstanding at the end of the period	1.59%	0.97%	0.85%	1.10%	0.85%
Net charge-offs to average loans outstanding during the period	1.06%	0.06%	0.12%	0.07%	0.03%

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

Net Portfolio Value Analysis. We use a net portfolio value analyses prepared by the OTS to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points.

The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at June 30, 2008 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$54,577	$(13,392)	(20)%	14.25%	(273	)bp
200	59,769	(8,201)	(12)	15.35	(163)
100	64,356	(3,613)	(5)	16.29	(70)
0	67,970	—	—	16.98	—
(50)	69,714	1,745	3	17.31	33
(100)	71,349	3,379	5	17.60	62

The OTS uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $35.7 million at June 30, 2008. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $6.9 million at June 30, 2008. Total securities classified as available-for-sale were $38.0 million at June 30, 2008. In addition, at June 30, 2008, we had the ability to borrow a total of approximately $83.0 million from the Federal Home Loan Bank of Indianapolis.

At June 30, 2008, we had $24.1 million in loan commitments outstanding consisting of $2.6 million in mortgage loan commitments, $15.8 million in unused home equity lines of credit and $5.7 million in commercial lines of credit. At June 30, 2008, we also had $1.3 million of letters of credit outstanding. Certificates of deposit due within one year of June 30, 2008 totaled $82.7 million. This represented 56.6% of certificates of deposit at June 30, 2008. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2008.

		Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In thousands)
At June 30, 2008
Long-term debt obligations	$4,833	$1,000	$2,000	$1,833	$—
Operating lease obligations	77	36	41	—	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$4,910	$1,036	$2,041	$1,833	$—

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Investing activities:
Loans disbursed or closed	$(75,264)	$(79,849)	$(90,397)
Loan principal repayments	61,818	51,118	46,119
Proceeds from maturities and principal repayments of securities	18,432	32,311	31,010
Proceeds from sales of securities available-for-sale	5,708	1,239	8,973
Purchases of securities	(18,399)	(177)	(80,311)
Capital expenditures	(551)	(1,764)	(635)

Financing activities:
Increase (decrease) in deposits	4,723	26,244	(9,572)
Proceeds from Federal Home Loan Bank advances	5,000	30,600	30,000
Repayments of Federal Home Loan Bank advances	(167)	(30,600)	(30,000)
Net proceeds from issuance of common stock	—	—	33,133
Dividends paid to stockholders	(1,059)	(1,034)	(267)
Repurchases of common stock	(6,528)	(2,239)	—

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 16 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

The capital from the March 2006 stock offering increased our consolidated equity by $30.5 million. The capital from the offering significantly increased our liquidity and capital resources. Over time, our initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. We are using capital management tools such as cash dividends and common share repurchases. However, under OTS regulations, we were not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity incentive plan or, with prior regulatory approval, when extraordinary circumstances exist.

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

For the years ended June 30, 2008 and June 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2008 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

September 26, 2008

Report of Independent Registered

Public Accounting Firm

To the Board of Directors of

United Community Bancorp and Subsidiary:

We have audited the consolidated balance sheets of United Community Bancorp and Subsidiary as of June 30, 2008 and 2007 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Bancorp and Subsidiary as of June 30, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

September 26, 2008

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except shares)	June 30, 2008	June 30, 2007
Assets
Cash and due from banks	$35,710	$43,025
Investment securities:
Securities available for sale – at estimated market value	13,816	17,231
Securities held to maturity – at amortized cost (market approximates cost)	200	223
Mortgage-backed securities available for sale – at estimated market value	24,211	26,701
Loans receivable, net	284,352	273,605
Loans available for sale	152	—
Property and equipment, net	6,320	6,734
Federal Home Loan Bank stock, at cost	1,926	1,730
Accrued interest receivable:
Loans	1,090	1,440
Investments and mortgage-backed securities	261	444
Other real estate owned, net	2,895	111
Cash surrender value of life insurance policies	6,570	6,362
Deferred income taxes	3,092	2,349
Prepaid expenses and other assets	2,131	1,106

Total assets	$382,726	$381,061

Liabilities and Stockholders’ Equity
Deposits	$320,774	$316,051
Accrued interest on deposits	77	74
Advances from FHLB	4,833	—
Advances from borrowers for payment of insurance and taxes	287	192
Accrued expenses and other liabilities	2,266	2,283

Total liabilities	328,237	318,600

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 7,908,863 shares issued and outstanding at June 30, 2008 and June 30, 2007	36	36
Additional paid-in capital	37,965	37,041
Retained earnings	28,581	31,096
Less shares purchased for stock plans	(5,057)	(5,189)
Treasury stock, at cost – 555,137 and 10,000 shares at June 30, 2008 and June 30, 2007, respectively	(6,649)	(121)
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale, net of income taxes	(387)	(402)

Total stockholders’ equity	54,489	62,461

Total liabilities and stockholders’ equity	$382,726	$381,061

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Operations

Years ended June 30,

	2008	2007	2006
Interest income:
Loans	$18,663	17,603	14,008
Investments and mortgage – backed securities	2,952	4,084	3,870

Total interest income	21,615	21,687	17,878

Interest expense:
Deposits	11,316	10,479	7,721
Borrowed funds	37	97	41

Total interest expense	11,353	10,576	7,762

Net interest income	10,262	11,111	10,116

Provision for loan losses	4,718	730	120

Net interest income after provision for loan losses	5,544	10,381	9,996

Other income (loss):
Service charges	1,374	993	915
Gain on sale of loans	25	38	40
Gain (loss) on sale of investments	(35)	1,221	(286)
Gain on sale of land	275	—	—
Income from Bank Owned Life Insurance	208	225	225
Other	350	371	295

Total other income	2,197	2,848	1,189

Other expense:
Compensation and employee benefits	5,703	5,538	4,461
Premises and occupancy expense	952	1,121	1,010
Deposit insurance premium	71	35	36
Advertising expense	300	294	311
Data processing expense	251	293	289
ATM service fees	356	306	319
Loss on other than temporary impairment of investments	101	—	—
Provision for loss on sale of real estate owned	125	—	—
Charitable contribution	—	—	1,878
Other operating expenses	1,991	1,663	1,268

Total other expense	9,850	9,250	9,572

Income (loss) before income taxes	(2,109)	3,979	1,613

Income tax provision (benefit)	(653)	1,485	575

Net income (loss)	$(1,456)	2,494	1,038

Basic and diluted earnings (loss) per share	$(0.19)	$0.31	$0.09

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the years ended

(In thousands)

	June 30,
	2008	2007	2006
Net income (loss)	$(1,456)	$2,494	$1,038

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities during the period	105	688	(1,244)

Less reclassification adjustment for (gains) losses on available for sale securities included in income	(90)	(806)	189

Total comprehensive income (loss)	$(1,441)	$2,376	(17)

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Purchased for Stock plans	Treasury Stock	Unrealized Gain (Loss) on Securities Available for Sale	Total
Balance at June 30, 2005	—	—	28,965	—	—	771	29,736
Issuance of common stock	36	36,415	—	—	—	—	36,451
Capitalization of mutual holding company	—	—	(100)	—	—	—	(100)
Purchase of ESOP shares	—	—	—	(3,318)	—	—	(3,318)
Net income – June 30, 2006	—	—	1,038	—	—	—	1,038
Cash dividends of $0.07 per share	—	—	(267)	—	—	—	(267)
Unrealized loss on investments:
Net Change during year, net of deferred taxes of $(692)	—	—	—	—	—	(1,055)	(1,055)

Balance at June 30, 2006	$36	$36,415	$29,636	$(3,318)	$—	$(284)	$62,485
Net income	—	—	2,494	—	—	—	2,494
Cash dividends of $0.29 per share*	—	—	(1,034)	—	—	—	(1,034)
Stock-based compensation expense	—	596	—	—	—	—	596
Amortization of ESOP shares	—	30	—	247	—	—	277
Shares repurchased	—	—	—	—	(2,239)	—	(2,239)
Unrealized loss on investments:
Net change during the period, net of deferred taxes of $82	—	—	—	—	—	(118)	(118)

Balance at June 30, 2007	$36	$37,041	$31,096	$(3,071)	$(2,239)	$(402)	$62,461
Net income (loss)	—	—	(1,456)	—	—	—	(1,456)
Cash dividends of $0.33 per share*	—	—	(1,059)	—	—	—	(1,059)
Stock-based compensation expense	—	866	—	—	—	—	866
Amortization of ESOP shares	—	58	—	132	—	—	190
Shares repurchased	—	—	—	—	(6,528)	—	(6,528)
Reclassification of shares purchased for stock plans	—	—	—	(2,118)	2,118	—	—
Unrealized loss on investments:
Net change during the period, net of deferred taxes of $82	—	—	—	—	—	15	15

Balance at June 30, 2008	$36	$37,965	$28,581	$(5,057)	$(6,649)	$(387)	$54,489

*	paid on all shares other than MHC

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the year ended June 30,
(In thousands)	2008	2007	2006
Operating activities:
Net income (loss)	$(1,456)	$2,494	$1,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	490	457	433
Provision for loan losses	4,718	730	120
Provision for loss on real estate owned	125	—	—
Deferred loan origination fees (costs)	(81)	(21)	(106)
Amortization of premium on investments	110	88	101
Proceeds from sale of loans	1,802	2,284	2,405
Loans disbursed for sale in the secondary market	(1,942)	(2,267)	(2,386)
Gain on sale of loans	(25)	(38)	(40)
Loss (gain) on sale of available for sale investment securities	34	(1,221)	286
Loss (gain) on sale of other real estate owned	30	69	(31)
Other than temporary impairment charge on investment securities	101	—	—
Gain on sale of property and equipment	(275)	—	—
ESOP shares committed to be released	132	277	—
Stock-based compensation expense	924	596	—
Deferred income taxes	(753)	(304)	(652)
Effects of change in operating assets and liabilities:
Accrued interest receivable	533	55	(485)
Prepaid expenses and other assets	(1,025)	171	(260)
Accrued interest on deposits	3	(40)	52
Accrued expenses and other	(17)	131	97

Net cash provided by operating activities	3,428	3,461	572

Investing activities:
Proceeds from maturity of available for sale investment securities	13,081	24,379	18,300
Proceeds from sale of available for sale investment securities	588	1,239	8,973
Proceeds from maturity of held to maturity investment securities	23	22	20
Proceeds from repayment of mortgage-backed securities available for sale	5,328	7,910	12,690
Proceeds from sale of mortgage-backed securities available for sale	5,120	—	—
Proceeds from sale of other real estate owned	527	304	320
Proceeds from sale of Federal Home Loan Bank stock	—	76	—
Proceeds from sale of property and equipment	750	—	—
Purchases of mortgage-backed securities available for sale	(7,728)	—	(29,433)
Purchases of available for sale investment securities	(10,671)	(177)	(50,878)
Purchases of Federal Home Loan Bank stock	(196)	(119)	—
Net (increase) decrease in loans	(18,870)	(30,092)	(44,027)
Increase in cash surrender value of life insurance	(208)	(238)	(225)
Capital expenditures	(551)	(1,764)	(635)

Net cash provided (used) by investing activities	(12,807)	1,540	(84,895)

Financing activities:
Net increase (decrease) in deposits	4,723	26,244	(9,572)
Proceeds from Federal Home Loan Bank advances	5,000	30,600	30,000
Repayments of Federal Home Loan Bank advances	(167)	(30,600)	(30,000)
Proceeds from stock issuance, net of conversion cost	—	—	33,133
Capitalization of mutual holding company	—	—	(100)
Dividends paid to stockholders	(1,059)	(1,034)	(267)
Repurchases of common stock	(6,528)	(2,239)	—
Net increase in advances from borrowers for payment of insurance and taxes	95	43	(124)

Net cash provided by financing activities	2,064	23,014	23,070

Net increase (decrease) in cash and cash equivalents	(7,315)	28,015	(61,253)

Cash and cash equivalents at beginning of period	43,025	15,010	76,263

Cash and cash equivalents at end of period	35,710	43,025	15,010

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

During the year ended June 30, 2008, Real Estate Management Holdings LLC (REMH) was formed as a wholly-owned subsidiary of the Bank. This entity was formed for the purpose of holding real estate assets that are acquired by the Bank through, or in lieu of, foreclosure.

CASH AND CASH EQUIVALENTS – For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits in other financial institutions with original maturities of less than ninety days.

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with Statement of Financial Accounting Standards (“SFAS”) No., 115, “Accounting for Certain Investments in Debt and Equity Securities”. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank had no trading securities at June 30, 2008 and 2007. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

Securities are recorded net of applicable premium or discount with the premium or discount being amortized on the interest method over the estimated average life of the investment.

The Bank designates its investments in U. S. League Intermediate-Term Portfolio, Federal Home Loan Mortgage Corporation Common Stock, certain municipal bonds, and mortgage-backed securities as available for sale.

Gains and losses realized on the sale of investment securities are accounted for on the trade date using the specific identification method.

LOANS RECEIVABLE – Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans held for sale are recorded at lower of cost or market determined in the aggregate. The Bank had one loan designated as held for sale at June 30, 2008 with a book value of $152,000, compared to no loans held for sale at June 30, 2007.

The Bank defers all loan origination fees, net of certain direct loan origination costs, and amortizes them over the contractual life of the loan as an adjustment of yield in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

The Bank retains the servicing on loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates. These rates can differ from the loan’s contractual interest rate resulting in a “yield differential.” In addition to previously deferred loan origination fees and cash gains, gains on sale of loans can represent the present value of the future yield differential less normal servicing fees, capitalized over the estimated life of the loans sold. Normal servicing fees are determined by reference to the stipulated minimum servicing fee set forth by the government agencies to whom the loans are sold. Such servicing fees are amortized to operations over the life of the loans using the interest method. If prepayments are higher than expected, an immediate charge to operations is made. If prepayments are lower than original estimates, then the related adjustments are made prospectively.

The mortgage servicing rights recorded by the Bank are segregated into pools for valuation purposes using as pooling criteria the loan term and coupon rate in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125.” Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of the future earnings that a purchaser could expect to realize from each portfolio. Earnings are projected from a variety of sources including loan-servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income and costs to service the loans. The present value of future earnings is the “economic” value for the pool.

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

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Bank’s investment in multi-family and nonresidential loans, such loans are collateral dependent and, as a practical expedient, are carried at the lower of cost or fair value. Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment are evaluated for impairment at that time.

CONCENTRATION OF CREDIT RISK – The Bank grants primarily residential loans to customers in local counties in Southeastern Indiana. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the local economy.

Management may, at times, maintain deposit accounts with financial institutions in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

OTHER REAL ESTATE OWNED – Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, and are transferred to the Bank’s wholly-owned subsidiary, Real Estate Management Holdings LLC (REMH). Holding costs are expensed when incurred. Valuations are periodically performed by Management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

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

The Company’s principal temporary differences between pretax financial income and taxable income result primarily from timing differences for certain components of compensation and post-retirement expense and book and tax bad debt deductions. Additional temporary differences result from depreciation expense computed utilizing accelerated methods for tax purposes, and for limitations on annual deductions related to charitable contributions to the UCB Charitable Foundation (NOTE 2).

EMPLOYEE STOCK OWNERSHIP PLAN – The Company accounts for the United Community Bank Employee Stock Ownership Plan (“ESOP”) in accordance with AICPA Statement of Position (SOP) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. In accordance with SOP 93-6, ESOP shares pledged as collateral are reported as unearned ESOP shares in stockholders’ equity. As shares are committed to be released from collateral, the Bank will record compensation expense equal to the current market price of the shares. To the extent that the fair value of the ESOP shares differs from the cost of such charges, the difference is recorded to stockholders’ equity as additional paid-in capital. Additionally, the shares become outstanding for basic net income per share computations.

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

The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding.

	June 30,
	2008	2007
Basic weighted average outstanding shares	7,691,130	8,069,868
Effect of dilutive stock options and restricted stock	—	15,600

Diluted weighted average outstanding shares	7,691,130	8,085,468

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

COMPREHENSIVE INCOME (LOSS) – The Company presents in the consolidated statement of comprehensive income (loss) those amounts from transactions and other events which currently are excluded from the consolidated statement of operations and are recorded directly to stockholders’ equity.

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

RECLASSIFICATIONS – Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition in the financial statements of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, which concluded in those pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The issue requires that an employer who issues an endorsement split-dollar life insurance arrangement that provides a benefit to an employee to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions,” if in substance a postretirement plan exists, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion,” if the arrangement is, in substance, an individual deferred compensation contract, based on the substantive agreement with the employee. This issue is effective for fiscal years beginning after December 31, 2007 with earlier application permitted. Management does not believe that this issue will be material to the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 155.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company does not anticipate electing the fair value option for any of its financial assets or financial liabilities.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments” by requiring the expected net future cash flows related to the servicing of a loan to be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is applicable to all written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The application of this statement has not had a material impact on the Company’s consolidated financial statements.

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

Reorganization and stock issuance costs of $1,637,000 were incurred during the year ended June 30, 2006. No such costs were incurred during the years ended June 30, 2008 or 2007. These costs have been accounted for as a reduction of the stock proceeds.

NOTE 3 – INVESTMENT SECURITIES

Investment securities available for sale at June 30, 2008 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
U.S. League Intermediate – Term Portfolio	$1,785	—	67	1,718
Callable bonds-U.S. Government corporations and agencies	8,943	6	85	8,864
Federal Home Loan Mortgage Corporation Common Stock	9	146	—	155
Municipal bonds	3,040	4	115	2,929
Other equity securities	211	—	61	150

	$13,988	156	328	13,816

Investment securities held to maturity at June 30, 2008 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(in thousands)
Municipal bonds	$200	—	—	$200

Investment securities available for sale at June 30, 2007, consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)

U.S. League Intermediate – Term Portfolio	$2,069	—	56	2,013
Callable bonds-U.S. Government corporations and agencies	13,843	—	233	13,610
Federal Home Loan Mortgage Corporation Common Stock	9	565	—	574
Municipal bonds	960	—	7	953
Other equity securities	78	3	—	81

	$16,959	568	296	17,231

Investment securities held to maturity at June 30, 2007, consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(in thousands)
Municipal bonds	$223	—	—	223

The callable bonds and municipal bonds available for sale have the following maturities at June 30, 2008:

	Amortized cost	Estimated market value
	(in thousands)
Due or callable in one year or less	$390	394
Due or callable in 1 – 5 years	7,627	7,557
Due or callable in 5 – 10 years	1,588	1,569
Due or callable in greater than 10 years	2,378	2,273

	$11,983	$11,793

All of the other securities available for sale at June 30, 2008 are due, callable or saleable within one year. The investment securities held to maturity at June 30, 2008 are due on April 15, 2009.

Gross proceeds on sale of investment and mortgage-backed securities were $5,708,000, $1,239,000, and $8,973,000, for the years ended June 30, 2008, 2007, and 2006, respectively. Gross realized gains for the years ended June 30, 2008, 2007, and 2006 were $0, $1,221,000, and $0, respectively. Gross realized losses for the years ended June 30, 2008, 2007, and 2006 were $35,000, $0, and $286,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2008 and 2007:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2008
U.S. League Intermediate – Term Portfolio & Callable Government agencies	$5,549	70	3,678	82	9,227	152
Municipal bonds	2,535	115	—	—	2,535	115
Mortgage-backed securities	7,332	223	13,322	268	20,654	491
Other equity securities	153	61	—	—	153	61

	$15,569	469	17,000	350	32,569	819

Number of investments	21		26		47

June 30, 2007
U.S. League Intermediate – Term Portfolio & Callable Government agencies	$—	—	15,623	289	15,623	289
Municipal bonds	—	—	953	7	953	7
Mortgage-backed securities			26,002	953	26,002	953

	$—	—	42,578	1,249	42,578	1,249

Number of investments	—		57		57

Securities available for sale are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, Management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer or any credit enhancement providers, and the quality of the underlying collateral. During the year ended June 30, 2008, Management recognized $101,000 of other-than-temporary impairment charges on a mutual fund that invests primarily in private label and government mortgage-backed securities.

The detail of interest and dividends on investment securities is as follows for June 30:

	2008	2007	2006
	(in thousands)
Taxable interest income	$2,879	4,012	3,779
Nontaxable interest income	61	40	42
Dividends	12	32	49

	$2,952	4,084	3,870

NOTE 4 – MORTGAGE-BACKED SECURITIES

Mortgage-backed securities available for sale at June 30, 2008 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FNMA	$13,123	18	258	12,883
FHLMC	11,205	1	229	10,977
GNMA	355	—	4	351

	$24,683	19	491	24,211

Mortgage-backed securities available for sale at June 30, 2007 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
FNMA	$18,137	9	564	17,582
FHLMC	9,084	3	368	8,719
GNMA	421	—	21	400

	$27,642	12	953	26,701

The maturity of the mortgage-backed securities is based on the repayment of the underlying mortgages and is as follows at June 30, 2008:

	Amortized cost	Estimated market value
	(amounts in thousands)
Due in 2 – 5 years	$461	$465
Due in 5 – 10 years	11,880	11,725
Due in greater than 10 years	12,342	12,021

	$24,683	$24,211

NOTE 5 – LOANS RECEIVABLE

Loans receivable at June 30, 2008 and 2007 consist of the following:

	June 30,
	2008	2007
	(in thousands)	(in thousands)
Residential real estate
One-to-four family	$134,965	$126,398
Multi family	43,671	37,500
Construction	2,493	9,507
Nonresidential real estate and land	73,238	76,333
Consumer and other loans	35,559	28,532

	289,926	278,270
Less:
Allowance for losses	4,619	2,671
Undisbursed portion of loans in process	1,184	2,294
Deferred loan fees (costs)	(381)	(300)

	$284,504	$273,605

As of June 30, 2008 and 2007, the Bank was servicing loans for the benefit of others in the amount of $30,154,000 and $32,133,000, respectively. The Bank recognized $25,000, $38,000, and $21,000 of pre-tax gains on sale of loans related primarily to capitalized mortgage servicing rights during the years ended June 30, 2008, 2007 and 2006, respectively. The carrying value of mortgage servicing rights approximated $219,000 and $231,000 as of June 30, 2008 and 2007, respectively. No impairment has been recognized on the mortgage service assets and correspondingly, no valuation allowance has been recognized as of June 30, 2008 and 2007.

The amount of loans classified as nonaccrual totaled approximately $7,452,000 and $3,159,000 June 30, 2008 and 2007, respectively. Interest income from these nonaccrual loans during the years ended June 30, 2008, 2007 and 2006 was immaterial. All loans classified as nonaccrual had allowances determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”. At June 30, 2008 and 2007 the recorded investment in loans for which impairment has been recognized was approximately $7,042,000 and $2,231,000, respectively, with related reserves of $2,595,000 and $635,000, respectively. The average balance of impaired loans was approximately $6,935,000, $1,698,000, and $803,000 for the years ended June 30, 2008, 2007, and 2006, respectively. Interest received on impaired loans for the years ended June 30, 2008, 2007 and 2006 was immaterial. The amount of loans over 90 days past due totaled $7,452,000 and $3,200,000 at June 30, 2008 and 2007, respectively. As of June 30, 2008, the Bank has no commitments to loan additional funds to these borrowers.

The Company sells loans in the secondary market. Mortgage loan sales totaled $1,790,000, $2,267,000, and $2,386,000 during the years ended June 30, 2008, 2007 and 2006, respectively. The Bank had $152,000 and $0 in loans designated as held for sale at June 30, 2008 and 2007, respectively. It is generally management’s intention to hold all other loans originated to maturity or earlier repayment.

Changes in the allowance for losses on loans for the year ended June 30 are as follows:

	2008	2007	2006
		(in thousands)
Balance at beginning of year	$2,671	2,105	2,266
Provisions charged to income	4,718	730	120
Charge-offs	(2,783)	(211)	(289)
Recoveries	13	47	8

Balance at end of year	$4,619	2,671	2,105

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at June 30:

	2008	2007
	(in thousands)
One to four family	$567	111
Land	340	—
Commercial real estate	2,109	—
Provision for losses on real estate owned	(111)	—

	$2,895	$111

Activity in the allowance for losses on real estate owned is as follows for years ended June 30,:

	2008	2007	2006
	(in thousands)
Balance, beginning of period	$—	—	20
Allowance for losses on real estate owned	125	—	(20)
Charged off upon sale of property	(14)	—	—

Balance, end of period	$111	—	—

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and 2007 is summarized as follows:

	June 30,
	2008	2007
	(in thousands)
Land and land improvements	$1,830	2,242
Buildings and building improvements	4,538	4,407
Furniture and equipment	2,721	2,375

	9,089	9,024
Less: accumulated depreciation	2,769	2,290

	$6,320	6,734

At June 30, 2008, the Company sold part of a parcel of land on which a branch was previously built for $750,000, and recorded a gain on the sale of land of $275,000. This land was included in land and land improvements at June 30, 2007.

NOTE 8 – DEPOSITS

Deposits at June 30, 2008 and 2007 consist of the following:

	2008		2007
	(dollars in thousands)
	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Demand deposit accounts	1.68%	$64,206	1.92%	63,540
Passbook	1.15%	41,787	1.93%	42,166
Money market deposit accounts	2.15%	68,621	3.85%	67,856

Total demand and passbook deposits		174,614		173,562

Certificate of deposits:
Less than 12 months	4.45%	82,696	5.14%	60,970
12 months to 24 months	3.88%	32,189	5.18%	44,536
24 months to 36 months	3.68%	6,960	4.03%	7,141
More than 36 months	3.27%	364	4.25%	7,840
Individual retirement accounts	4.62%	23,951	4.74%	22,002

Total certificate of deposits		146,160		142,489

Total deposit accounts		$320,774		316,051

Interest paid and accrued on deposits is as follows:

	For the years ended June 30
	2008	2007	2006
	(dollars in thousands)
NOW and money market accounts	$7,015	3,834	3,601
Savings	570	782	711
Certificate of deposits	3,731	5,863	3,409

	$11,316	10,479	7,721

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $75,840,000 and $76,017,000 at June 30, 2008 and 2007, respectively. Individual deposits with denominations of more than $100,000 are not federally insured.

Total non-interest bearing deposits were $13,643,000 and $11,668,000 at June 30, 2008 and 2007, respectively. Municipal deposits totaled $127,545,000 and $138,019,000 at June 30, 2008 and 2007, respectively.

Maturities of certificate accounts at June 30, 2008 and 2007 are approximately as follows:

	2008	2007
	(In Thousands)	(In Thousands)
One year or less	$93,061	106,991
1 – 2 years	39,915	21,229
2 – 3 years	12,531	9,761
3 – 4 years	308	4,182
4 – 5 years	293	280
Over 5 years	52	46

	$146,160	142,489

NOTE 9 – FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at June 30, 2008 and 2007 are as follows:

	2008		2007
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest bearing deposits	35,710	35,710	43,025	43,025
Investment securities available for sale	13,816	13,816	17,231	17,231
Investment securities held to maturity	200	200	223	223
Mortgage-backed securities	24,211	24,211	26,701	26,701
Loans receivable	284,504	284,491	273,605	266,520
Accrued interest receivable	1,351	1,351	1,884	1,884
Investment in FHLB stock	1,926	1,926	1,730	1,730

Financial liabilities:
Deposits	$320,774	322,281	316,051	322,175
Accrued interest payable	77	77	74	74
FHLB Advances	4,833	4,733	—	—
Off-balance sheet items	—	—	—	—

NOTE 10 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and a blanket pledge agreement for qualifying first mortgage loans. The Bank had $4,833,000 and $0 in outstanding FHLB advances at June 30, 2008 and 2007. At June 30, 2008, the Bank had only one advance from the FHLB. The original amount of the advance was $5,000,000 at a fixed interest rate of 3.2%. Principal payments of $83,000 are due on a monthly basis until the loan is paid in full in April, 2013. Interest payments are also due at the time that the principal payment is made.

NOTE 11 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Bank has a standard 401(k) profit sharing plan. Eligible participants must be at least 18 years of age and have one year of service. The Bank makes matching contributions based on each employee’s deferral contribution. Total expense under the plan for the years ended June 30, 2008, 2007 and 2006 totaled $122,000, $120,000 and $111,000, respectively.

ESOP

Effective upon the consummation of the reorganization (NOTE 2) in March 2006, the United Community Bank Employee Stock Ownership Plan (ESOP) was established for eligible employees. Eligible participants must be at least 18 years of age and have one year of service.

The ESOP used $3,318,000 in proceeds from a term loan obtained from the Company to purchase 331,788 shares of Company common stock during the year ended June 30, 2006. As of June 30, 2008 and 2007, the ESOP owned 275,538 and 313,717 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to the participants. Additionally, as of June 30, 2008, the Company has committed to release 6,600 shares. The Company recognized compensation expense of $193,000, $186,000 and $60,000 during the years ended June 30, 2008, 2007, and 2006 respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released. The fair value of the unearned ESOP shares approximated $2,141,000 at June 30, 2008.

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

Deferred Compensation

In March 2002, the Bank adopted a supplemental retirement income program with selected officers and board members. To fund this plan, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000. The cash surrender value of these policies was $6,570,000 and $6,362,000 at June 30, 2008 and 2007, respectively. The directors’ liability is accrued based on life expectancies, return on investment and a discount rate. For the officers, an annual contribution based on actuarial assumptions is made to a secular trust with the employee as beneficiary. Deferred compensation payments are funded by available assets in the secular trust. No further funding is required by the Bank, with the exception that upon a change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected contributions for the funding of officers’ deferred compensation are as follows:

2009	197,000
2010	197,000
2011	197,000
2012	197,000
2013	197,000
2014 and thereafter	768,000

$1,753,000

At June 30, 2008 and 2007, the Bank had accrued directors’ supplemental retirement expense of $1,221,000 and $1,172,000, respectively. Officers and directors supplemental retirement expense totaled $414,000, $426,000, and $297,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Supplemental Executive Retirement Plan

Effective upon the consummation of the reorganization in March 2006 (NOTE 2), a Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP. SERP expense totaled $7,000 and $9,000 for the years ended June 30, 2008 and 2007. The Company incurred no expense for the year ended June 30, 2006.

Employee Severance Compensation Plan

Effective upon the consummation of the reorganization in March 2006 (NOTE 2), an Employee Severance Compensation Plan (Severance Plan) was established to provide eligible employees with severance benefits if a change in control of the Bank occurs causing involuntary termination of employment in a comparable position. Employees are eligible upon the completion of one year of service. Under the Severance Plan, eligible employees will be entitled to severance benefits ranging from one month of compensation, as defined in the plan, up to 199% of compensation. Such benefits are payable within five business days from termination of employment.

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

In December 2006, the Company granted restricted stock awards for a total of 149,297 shares of common stock, incentive stock option awards for a total of 219,446 shares of common stock and non-statutory stock option awards for a total of 153,815 shares of common stock. These awards vest at 20% annually from January 2008 through January 2012. The restricted stock awards were valued at the stock price on the date of grant, or $11.53 per share. The stock options were valued using the following assumptions: expected volatility of 11.49%, risk-free interest rate of 4.6%, expected term of ten years and expected dividend yield of 2.3%.

As of June 30, 2007, all granted awards remained outstanding and unvested. Total recognized compensation expense for the year ended June 30, 2007 was $596,000. During the year ended June 30, 2008, 29,859 restricted share awards and 74,652 stock options became fully vested. Additionally, during the year ended June 30, 2008, 8,627 unvested restricted share awards and 21,566 unvested stock options were forfeited. These forfeitures exceeded the Company’s estimated forfeiture rate and, therefore, approximately $70,000 in previously-recognized stock-based compensation expense was reversed during the year ended June 30, 2008. The remaining unvested expense as of June 30, 2008, that will be recorded as expense in future periods, is $1,003,000. The weighted average time over which this expense will be recorded is 42 months.

Information related to stock options for the years ended June 30, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2006	—	$—
Granted	373,261	11.53
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2007	373,261	11.53
Granted	—	—
Forfeited	(26,957)	11.53
Exercised	—	—

Outstanding at June 30, 2008	346,304	11.53	8.5 years

Exercisable at June 30, 2008	74,652	11.53	8.5 years

Fair value of options		$2.37

A summary of the status of unvested stock options for the year ended June 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2007	373,261	$11.53
Granted	—	—
Vested	(74,652)	11.53
Forfeited	(21,566)	11.53

Outstanding at June 30, 2008	277,043	11.53

Information related to restricted stock grants for the years ended June 30, 2008 and 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2006	—
Granted	149,297	$11.53
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2007	149,297	11.53
Granted	—	—
Vested	(29,859)	(11.53)
Forfeited	(8,627)	(11.53)

Outstanding at June 30, 2008	10,811	$11.53

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended June 30
	2008	2007	2006
Supplemental disclosure of cash flow information is as follows:
Cash paid during the year for:
Income taxes	$1,000	1,512	1,524
Interest	$11,350	10,616	7,722

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of taxes	$15	(118)	(1,055)
Transfers of loans to other real estate owned	$2,733	331	375

NOTE 14 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2008, 2007, and 2006 was $41,000, $40,000, and $109,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2008:

2009	$36,000
2010	26,000
2011	15,000

$77,000

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office. Revenue from these leases for the years ended June 30, 2008, 2007 and 2006 was $142,000, $143,000, and $107,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2008:

2009	$66,000
2010	42,000
2011	24,000

$132,000

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

At June 30, 2008, the Bank’s total commitment to extend credit at variable rates was approximately $30.9 million. The amount of fixed rate commitments was approximately $122,000 at June 30, 2008. The fixed rate loan commitments at June 30, 2008 have interest rates ranging from 5.00% to 6.00%. In addition, the Bank had approximately $1,269,000 of letters of credit outstanding at June 30, 2008. Generally, these commitments do not extend beyond 90 days.

NOTE 15 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $3,393,000 and $3,216,000 at June 30, 2008 and 2007, respectively. All loans were current at June 30, 2008 and 2007, respectively. Loans to employees totaled $7,371,000 and $7,397,000 at June 30, 2008 and 2007, respectively.

The activity in loans to related parties for the years ended June 30, 2008 and 2007 is as follows:

	June 30,
	2008	2007
	(in thousands)
Beginning balance	$10,614	9,539
New loans	986	2,149
Payments on loans	(836)	(1,074)

Ending balance	$10,764	10,614

Deposits from officers and directors totaled $2,127,000 and $2,792,000 at June 30, 2008 and 2007, respectively. Employee deposits totaled $2,032,000 and $1,428,000 at June 30, 2008 and 2007, respectively.

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

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
June 30, 2008
Tier 1 capital to risk-weighted assets	$49,655	19.70%	10,081	4.0%	15,122	6.0%
Total capital to risk-weighted assets	51,680	20.51%	20,163	8.0%	25,204	10.0%
Tier 1 capital to adjusted total assets	49,655	13.00%	15,281	4.0%	19,101	5.0%
Tangible capital to adjusted total assets	49,655	13.00%	5,730	1.5%	—	—

June 30, 2007
Tier 1 capital to risk-weighted assets	$50,945	21.24%	9,594	4.0%	14,391	6.0%
Total capital to risk-weighted assets	50,564	20.27%	19,956	8.0%	24,945	10.0%
Tier 1 capital to adjusted total assets	50,945	13.42%	15,185	4.0%	18,981	5.0%
Tangible capital to adjusted total assets	50,945	13.42%	5,694	1.5%	—	—

NOTE 17 – FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows:

	2008	2007	2006
	(in thousands)
Current tax expense (benefit):
Federal	$114	1,464	976
State	(14)	325	251

	100	1,789	1,227

Deferred tax benefit:
Federal	(633)	(253)	(551)
State	(120)	(51)	(101)

	(753)	(304)	(652)

	$(653)	1,485	575

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2008 and 2007 are as follows:

	June 30,
	2008	2007
	(in thousands)
Deferred tax assets arising from:
Loan loss reserve	$1,829	1,058
Reserve for loss on real estate owned	51	—
Vacation and bonus accrual	137	210
Supplemental retirement	401	375
Stock-based compensation	328	189
Contribution to UCB Charitable Foundation	356	367
Unrealized loss on securities available for sale	257	268
State depreciation	67	80
Other-than-temporary impairment	40	—
Post-retirement health care benefits	51	56

Total deferred tax assets	3,517	2,603

Deferred tax liabilities arising from:
Mortgage servicing rights	(87)	(91)
Depreciation	(150)	(133)
Other	(28)	(30)

Total deferred tax liabilities	(265)	(254)

Valuation allowance	(160)	—

Net deferred tax asset	$3,092	2,349

During the year ended June 30, 2006, the Company contributed $1,858,000 to fund the UCB Charitable Foundation (NOTE 2). The deduction for federal income tax purposes is limited to ten percent of federal taxable income. The non-deductible portion, which approximates $1,046,000 at June 30, 2008, is available for future deduction through the year ended June 30, 2011. At June 30, 2008, the Company has recorded a valuation allowance of $160,000, based on the level of anticipated future taxable income. Net deferred tax liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates.

The rate reconciliation for years ended June 30, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Federal income taxes at statutory rate	$(718)	1,394	548
State taxes, net of federal benefit	(88)	214	100
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on Bank-owned life insurance	(71)	(77)	(77)
Non-deductible stock-based compensation	76	51	—
Increase in valuation allowance	160	—	—
Other	(12)	(97)	4

	$(653)	1,485	575

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

NOTE 18 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of United Community Bancorp (parent company only) as of June 30, 2008 and 2007, and the results of its operations and cash flows for the fiscal years ended June 30, 2008, 2007 and 2006 (all amounts in thousands):

UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents	$2,613	$10,440
Securities available for sale – at estimated market value	150	80
Accrued interest receivable	118	148
Deferred income taxes	219	365
Prepaid expenses and other assets	3,280	3,087
Investment in United Community Bank	49,295	50,565

	$55,675	$64,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,186	2,224
Stockholders’ equity	54,489	62,461

	$55,675	$64,685

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2008, 2007 and 2006

	2008	2007	2006
Interest income:
ESOP loan	$232	$253	63
Securities	137	394	80
Other income:
Equity in earnings (loss) of United Community Bank	(1,322)	2,344	676

Net revenue	(953)	2,991	819
Operating expenses:
Charitable contributions	—	—	1,857
Other operating expenses	336	401	101

Net operating expenses	336	401	1,958

Income (loss) before income taxes	(1,289)	2,590	(1,139)
Income tax expense (benefit)	167	96	(615)

Net income (loss)	$(1,456)	$2,494	$(524)

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2008, 2007 and 2006

	2008	2007	2006
Operating activities:
Net earnings (loss)	$(1,456)	$2,494	$(524)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discounts on investments	—	—	(10)
Equity in earnings (loss) of United Community Bank	1,322	(2,344)	(676)
Amortization and expense of stock-based compensation plans	1,056	873	—
Deferred income taxes	171	163	(529)
Effects of change in assets and liabilities	(1,201)	(788)	(221)

	$(108)	$398	$(1,960)

Investing activities:
Proceeds from investment securities	—	7,075	1,000
Purchases of securities	(132)	(80)	(8,063)

	(132)	6,995	(7,063)

Financing activities:
Net proceeds from stock issuance	—	—	33,133
Capitalization of mutual holding company	—	—	(100)
Capital contribution in Bank	—	—	(17,423)
Purchase of treasury stock	(6,528)	(2,239)	—
Dividends paid to stockholders	(1,059)	(1,034)	(267)

	(7,587)	(3,273)	15,343

Net increase (decrease) in cash and cash equivalents	(7,827)	4,120	6,320
Cash and cash equivalents at beginning of year	$10,440	$6,320	—

Cash and cash equivalents at end of year	$2,613	$10,440	$6,320

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2008 and 2007:

	For the year ended June 30, 2008
	(in thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter
Interest income	$5,191	5,272	5,569	5,583
Interest expense	2,419	2,871	3,054	3,009

Net interest income	2,772	2,401	2,515	2,574
Provision for loan losses	1,018	2,030	690	980

Net interest income after provision for loan losses	1,754	371	1,825	1,594
Other income	820	497	487	393
Other expense	2,398	2,481	2,559	2,412

Income before income taxes	176	(1,613)	(247)	(425)
Provision for income taxes	250	(631)	(93)	(179)

Net income	$(74)	(982)	(154)	(246)

	For the year ended June 30, 2007
	(in thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter
Interest income	$5,965	5,429	5,202	5,091
Interest expense	3,046	2,737	2,568	2,225

Net interest income	2,919	2,692	2,634	2,866
Provision for loan losses	95	95	495	45

Net interest income after provision for loan losses	2,824	2,597	2,139	2,821
Other income	493	1,001	987	367
Other expense	2,498	2,318	2,259	2,175

Income before income taxes	819	1,280	867	1,013
Provision for income taxes	260	567	307	351

Net income	$559	713	560	662

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

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

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Item 8 in this Annual Report on Form 10-K. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this report.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information contained under the section captioned “Proposal I – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

The information required regarding executive officers is incorporated herein by reference to the section captioned, “Executive Officers of United Community Bancorp and United Community Bank,” in Item 1 of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s officers, directors and employees. For information concerning the Company’s code of ethics, the information contained under the section captioned “Code of Ethics and Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the code of ethics is available, without charge, upon written request to c/o Corporate Secretary, 92 Walnut Street, Lawrenceburg, Indiana 47025.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters – Audit Committee” in the Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

Executive Compensation

The information required by this item is incorporated herein by reference to the sections titled “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement.

Corporate Governance

The information required by this item is incorporated herein by reference to the sections titled “Corporate Governance and Board Matters” in the Proxy Statement.

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

The following table sets forth certain information with respect to the Company’s equity compensation plan as of June 30, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	522,558	$8.24(1)	58,072
Equity compensation plans not approved by security holders	—	—	—
Total (2)	522,558	$8.24(1)	58,072

(1)	The weighted-average exercise price of outstanding stock options is $11.53. Restricted stock grants do not have an exercise price and are subject to vesting provisions only.
(2)	The 2006 Equity Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections titled “Policies and Procedures for Approval of Related Persons Transactions,” and, “Transactions with Related Persons” in the Proxy Statement.

Director Independence

The information related to director independence required by this item is incorporated herein by reference to the section titled “Corporate Governance and Board Matters – Director Independence” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the sections captioned “Proposal 2 – Ratification of Independent Registered Public Accountants,” and, “Audit Related Matters,” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2008 and 2007

Consolidated Statements of Operations for the Years Ended June 30, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended June 30, 2008, 2007 and 2006 Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Charter of United Community Bancorp (1)

3.2	Amended and Restated Bylaws of United Community Bancorp (2)

4.1	Specimen Stock Certificate of United Community Bancorp (1)

10.1	United Community Bank Employee Stock Ownership Plan and Trust Agreement*(1)

10.2	Form of ESOP Loan Documents*(1)

10.3	United Community Bank 401(k) Profit Sharing Plan and Trust and Adoption Agreement*(1)

10.4	United Community Bank Employee Severance Compensation Plan*(1)

10.5	United Community Bank Supplemental Executive Retirement Plan*(1)

10.6	Employment Agreement between United Community Bancorp and William F. Ritzmann*(1)

10.7	Employment Agreement between United Community Bancorp and Elmer G. McLaughlin*(1)

10.8	Employment Agreement between United Community Bancorp and Vicki A. March*(1)

10.9	Employment Agreement between United Community Bank and William F. Ritzmann, as amended*(1)

10.10	Employment Agreement between United Community Bank and Elmer G. McLaughlin, as amended*(1)

10.11	Employment Agreement between United Community Bank and James W. Kittle, as amended*(1)

10.12	Employment Agreement between United Community Bank and W. Michael McLaughlin, as amended*(3)

10.13	United Community Bank Directors Retirement Plan*(1)

10.14	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto*(1)

10.15	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements*(1)

21	Subsidiaries

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on December 14, 2005 (File No. 333-130302).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2007 (File No. 0-51800).
(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 26, 2008	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ William F. Ritzmann	September 26, 2008
William F. Ritzmann
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Vicki A. March	September 26, 2008
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Ralph B. Sprecher	September 26, 2008
Ralph B. Sprecher
Chairman of the Board

By:	/s/ Robert J. Ewbank	September 26, 2008
Robert J. Ewbank
Director

By:	/s/ Jerry W. Hacker	September 26, 2008
Jerry W. Hacker
Director

By:	/s/ Elmer G. McLaughlin	September 26, 2008
Elmer G. McLaughlin
Chief Operating Officer and Director

By:	/s/ Anthony C. Meyer	September 26, 2008
Anthony C. Meyer
Director

By:	/s/ George M. Seitz	September 26, 2008
George M. Seitz
Director

By:	/s/ Eugene B. Seitz	September 26, 2008
Eugene B. Seitz
Director

By:	/s/ Richard C. Strzynski	September 26, 2008
Richard C. Strzynski
Director