Form 10-K/A
period 2008-06-30
United Community Bancorp
filed 2008-09-30
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2007 was $38,175,409. The number of shares outstanding of the registrant’s common stock as of September 12, 2008 was 7,902,135, of which 4,655,200 shares were held by United Community MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Explanatory Note

This Form 10-K/A is being filed by United Community Bancorp to correct the number of shares outstanding of the registrant’s common stock, as of September 12, 2008, which appeared on the cover page of the Form 10-K filed with the Securities and Exchange Commission on September 26, 2008. There were no other changes to the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 30, 2008	By:	/s/ Willliam F. Ritzmann
Willliam F. Ritzmann President and Chief Executive Officer
(Duly Authorized Representative)