Form 10-Q
period 2008-09-30
United Community Bancorp
filed 2008-11-14
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the exchange act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2008, there were 7,883,135 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Financial Condition

(In thousands, except shares)	September 30, 2008	June 30, 2008
Assets
Cash and due from banks	$27,808	$35,710
Investment securities:
Securities available for sale - at estimated market value	13,357	13,816
Securities held to maturity - at amortized cost (market approximates cost)	200	200
Mortgage-backed securities available for sale - at estimated market value	23,391	24,211
Loans receivable, net	287,486	284,352
Loans available for sale	—	152
Property and equipment, net	6,239	6,320
Federal Home Loan Bank stock, at cost	1,926	1,926
Accrued interest receivable:
Loans	1,043	1,090
Investments and mortgage-backed securities	313	261
Other real estate owned, net	2,908	2,895
Cash surrender value of life insurance policies	6,635	6,570
Deferred income taxes	2,978	3,092
Prepaid expenses and other assets	1,862	2,131

Total assets	$376,146	$382,726

Liabilities and Stockholders’ Equity
Deposits	$314,299	$320,774
Advance from FHLB	4,583	4,833
Accrued interest on deposits	42	77
Accrued interest on FHLB advance	10	10
Advances from borrowers for payment of insurance and taxes	244	287
Accrued expenses and other liabilities	2,369	2,256

Total liabilities	321,547	328,237

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued, and 7,896,635 shares outstanding at September 30, 2008; 19,000,000 shares authorized, 8,464,000 shares issued, and 7,902,635 shares outstanding at June 30, 2008	36	36
Additional paid-in capital	38,165	37,965
Retained earnings	28,676	28,581
Less shares purchased for stock plans	(5,024)	(5,057)
Treasury Stock, at cost - 567,365 and 555,137 shares at September 30, 2008 and June 30, 2008, respectively	(6,760)	(6,649)
Accumulated other comprehensive income:
Unrealized loss on securities available for sale, net of income taxes	(494)	(387)

Total stockholders’ equity	54,599	54,489

Total liabilities and stockholders’ equity	$376,146	$382,726

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidating Statements of Income

	For the three months ended September 30,
(In thousands, except per share data)	2008	2007
Interest income:
Loans	$4,568	$4,615
Investments and mortgage - backed securities	576	968

Total interest income	5,144	5,583

Interest expense:
Deposits	2,270	3,009
Borrowed funds	38	—

Total interest expense	2,308	3,009

Net interest income	2,836	2,574
Provision for loan losses	335	980

Net interest income after provision for loan losses	2,501	1,594

Other income:
Service charges	484	275
Gain on sale of loans	18	—
Gain on sale of investments	42	—
Income from Bank Owned Life Insurance	65	57
Other	87	61

Total other income	696	393

Other expense:
Compensation and employee benefits	1,476	1,539
Premises and occupancy expense	259	205
Deposit insurance premium	63	9
Advertising expense	77	76
Data processing expense	57	65
ATM service fees	108	89
Other operating expenses	553	429

Total other expense	2,593	2,412

Income before income taxes (loss)	604	(425)

Income tax provision (benefit)	217	(179)

Net income (loss)	$387	$(246)

Basic and diluted earnings (loss) per share	$0.05	$(0.03)

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the three months ended

(In thousands)

	September 30,
	2008	2007
Net income (loss)	$387	$(246)

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities during the period	(65)	340
Less reclassification adjustment for (gains) losses on available for sale securities included in income	(42)	—

Total comprehensive income	$280	$94

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the three months ended September 30,
(In thousands)	2008	2007
Operating activities:
Net income (loss)	$387	$(246)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	119	120
Provision for loan losses	335	980
Deferred loan origination fees (costs)	(17)	(33)
Amortization of premium on investments	17	25
Proceeds from sale of loans	1,645	—
Loans disbursed for sale in the secondary market	(1,599)	—
Gain on sale of loans	(18)	—
Gain on sale of available for sale investment securities	(42)	—
Loss (gain) on sale of other real estate owned	(24)	3
ESOP shares committed to be released	33	33
Stock-based compensation expense	167	298
Deferred income taxes	332	(528)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(5)	40
Prepaid expenses and other assets	269	111
Accrued interest on deposits	(35)	(22)
Accrued expenses and other	123	332

Net cash provided by operating activities	1,687	1,113

Investing activities:
Proceeds from maturity of available for sale investment securities	—	2,615
Proceeds from sale of available for sale investment securities	601	—
Proceeds from repayment of mortgage-backed securities available for sale	1,040	1,589
Proceeds from sale of other real estate owned	480	104
Purchases of available for sale investment securities	(515)	(496)
Net (increase) decrease in loans	(3,921)	(13,406)
Increase in cash surrender value of life insurance	(65)	(56)
Capital expenditures	(38)	(79)

Net cash used by investing activities	(2,418)	(9,729)

Financing activities:
Net decrease in deposits	(6,475)	(2,267)
Repayments of Federal Home Loan Bank advances	(250)	—
Dividends paid to stockholders	(292)	(299)
Repurchases of common stock	(111)	(1,434)
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	(43)	109

Net cash used by financing activities	(7,171)	(3,891)

Net decrease in cash and cash equivalents	(7,902)	(12,507)
Cash and cash equivalents at beginning of period	35,710	43,025

Cash and cash equivalents at end of period	27,808	30,518

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION – United Community Bancorp (the “Company”) is a federally-chartered corporation, which was organized to be the mid-tier holding company for United Community Bank (the “Bank”), which is a federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. Financial statements prior to the reorganization were the financial statements of the Bank. United Community MHC, a federally-chartered corporation, is the mutual holding company parent of the Company. United Community MHC owns 55% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana. UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of United Community Bank. The entity was formed for the purpose of holding that are acquired by the Bank through, or in lieu of, foreclosure.

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. There are no adjustments other than such normal recurring adjustments. The results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. Certain accounts from prior periods may be reclassified in order to conform to current year presentation. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended June 30, 2008, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2008.

2. EMPLOYEE STOCK OWNERSHIP PLAN – As of September 30, 2008 and June 30, 2008, the ESOP owned 275,538 shares of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

3. EARNINGS PER SHARE (EPS) – Basic EPS is based on the weighted average number of common shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three months ended September 30, 2008, weighted average outstanding shares include outstanding restricted shares and stock option awards. For the three month periods ended September 30, 2008 and 2007, 346,304 shares and 522,558 shares, respectively, were excluded from the computation of diluted weighted average outstanding shares as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended September 30,
	2008	2007
Basic weighted average outstanding shares	7,486,298	7,916,106
Effect of dilutive stock options and restricted stock	31,618	—

Diluted weighted average outstanding shares	7,517,916	7,916,106

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

5. DIVIDENDS – On July 24, 2008, the Board of Directors of the Company declared a cash dividend on the Company’s outstanding shares of stock of $0.09 per share. The dividend was paid on August 28, 2008. Accordingly, cash dividends approximating $292,000 were paid to shareholders during the three month period ended September 30, 2008. United Community MHC waived its right to receive cash dividends of approximately $419,000 on its owned shares of Company common stock.

On October 24, 2008, the Board of Directors of the Company declared a cash dividend on the Company’s outstanding shares of stock of $0.09 per share, payable on or about November 28, 2008 to shareholders of record as of the close of business on November 10, 2008. United Community MHC intends to waive its right to receive the dividend.

6. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$—	$285
Interest	$2,343	$3,031

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$(107)	$340
Transfers of loans to other real estate owned	$469	$—

7. DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value methods and assumptions are set forth below for each type of financial instrument.

Securities available for sale

Fair value on available for sale securities were based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers. Available for sale securities includes U.S. agency securities, municipal bonds and mortgage-backed agency securities.

		Fair Value Measurements at September 30, 2008
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$36,748		36,748

The Corporation is predominately an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was approximately $4,474,914.

FASB Staff Position Number FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

7. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 155”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement was effective as of the July 1, 2008 for the Company with no material effect on its consolidated financial statements.

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2008, which is available through the SEC’s website at www.sec.gov, as well as under “Part II - Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

Total assets were $376.1 million at September 30, 2008 compared to $382.7 million at June 30, 2008. Total assets decreased as a result of a $7.9 million decrease in cash and a $1.3 million decrease in investments, partially offset by a $3.1 million increase in loans. The decrease in cash was driven by a decrease in municipal deposits. This is reflective of the cyclical nature of municipal deposits, which are affected by the timing of receipts of tax revenues and spending for ongoing civil projects. The decrease in investments is primarily the result of regular payments made on mortgage-backed securities held by the Bank. The increase in loans is primarily the result of new commercial loans originated during the current year quarter.

Total liabilities were $321.5 million at September 30, 2008 compared to $328.2 million at June 30, 2008. Total liabilities decreased $6.7 million as result of a $6.5 million decrease in deposits and a $250,000 decrease in advances from the Federal Home Loan Bank. The decrease in deposits is primarily the result of the decrease in municipal deposits discussed above. The decrease in advances from the Federal Home Loan Bank is the result of regular payments made on an advance from the Federal Home Loan Bank.

Stockholders’ equity at September 30, 2008 was $54.6 million compared to $54.5 million at June 30, 2008. The $200,000 increase in the additional paid-in capital is the result of the amortization of stock compensation plans. The $95,000 increase in retained earnings is the result of net income of $387,000 for the three months ended September 30, 2008, partially offset by dividends paid of $292,000. The remaining decrease was the result of the purchase of 12,228 shares of treasury stock for $111,000 and a $107,000 increase in unrealized loss on available for sale securities. The increase in the unrealized loss on available for sale securities is primarily the result of the sale of Freddie Mac stock during the quarter, which at the time of the sale, the stock had an unrealized gain of $92,000. The Company does not hold any additional shares of Freddie Mac stock.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General. Net income was $387,000 for the three months ended September 30, 2008, compared to a net loss of $246,000 for the three months ended September 30, 2007. The increase in net income is primarily the result of a $645,000 decrease in provision for loan losses during the three months ended September 30, 2008, compared to the prior year quarter.

Net Interest Income. Net interest income increased $262,000, or 10.2%, in the quarter ended September 30, 2008, as compared to the prior year quarter. This increase is largely due to an increase in the net interest margin from 2.87% to 3.18% in the current year quarter. The increase in net interest margin is the result of a decrease in the average interest rate paid on interest bearing liabilities from 3.85% to 2.85%, partially offset by a decrease in the average rate of interest earning assets from 6.22% to 5.76%. The decrease in the average rate on interest earning assets was not as significant as the decrease in the weighted-average rate on interest bearing liabilities due to cash and investments securities being redeployed into higher yielding loans (interest earning assets are comprised entirely of cash, investment securities, and loans). The overall decrease in rates is reflective of decreases in market rates for loans, investments, and deposits during the three months ended September 30, 2008, compared to the prior year quarter.

The following table summarizes changes in interest income and interest expense for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,568	$4,615	(1.0)%
Investment securities	459	535	(14.2)
Other interest-earning assets	117	433	(73.0)

Total interest income	5,144	5,583	(7.9)
Interest expense:
NOW and money market deposit accounts	618	989	(37.5)
Passbook accounts	111	184	(39.7)
Certificates of deposit	1,541	1,836	(16.1)

Total interest-bearing deposits	2,270	3,009	(24.6)
FHLB advances	38	—	100.0

Total interest expense	2,308	3,009	(23.3)

Net interest income	$2,836	$2,574	10.2

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2008 and 2007. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$285,000	4,568	6.41%	$278,330	4,615	6.63%
Investment securities	37,446	459	4.90	42,318	535	5.06
Other interest-earning assets	34,552	117	1.35	38,434	433	4.51

	356,998	5,144	5.76	359,082	5,583	6.22
Noninterest-earning assets	24,153			18,551

Total assets	$381,152			$377,633

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$130,627	618	1.89%	$127,518	989	3.10%
Passbook accounts	40,770	111	1.09	39,835	184	1.85
Certificates of deposit	147,548	1,541	4.18	145,430	1,836	5.05

Total interest-bearing deposits	318,945	2,270	2.85	312,783	3,009	3.85
FHLB advances	4,708	38	3.23	—	—	0.00

Total interest-bearing liabilities	323,653	2,308	2.85	312,783	3,009	3.85

Noninterest bearing liabilities	2,976			3,044

Total liabilities	326,629			315,827
Stockholders’ equity	54,523			61,806

Total liabilities and stockholders’ equity	$381,152			$377,633

Net interest income		2,836			$2,574

Interest rate spread			2.91%			2.37%
Net interest margin (annualized)			3.18%			2.87%
Average interest-earning assets to average interest-bearing liabilities			110.3%			114.8%

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$4,619	$2,671
Provision for loan losses	335	980

Charge offs:
Nonresidential real estate and land	1,048	—
Consumer and other loans	4	25

Total charge-offs	1,052	25

Recoveries
Consumer and other loans	6	2

Total recoveries	6	2

Net charge-offs	1,046	23

Allowance at end of period	$3,908	$3,628

The provision for loan losses was $335,000 for the quarter ended September 30, 2008 compared to $980,000 for the quarter ended September 30, 2007. The decrease was primarily due to a decrease of $1.3 million in nonperforming loans during the three months ended September 30, 2008, compared to a $2.0 million increase in nonperforming loans during the prior year quarter. However, current economic conditions have still required an increase to the general provision in the quarter. The increase in nonperforming loans in the prior year quarter is primarily the result of five commercial real estate loans totaling $4.3 million being placed on nonaccrual status. At September 30, 2008, none of these nonperforming loans were still outstanding. One loan has been refinanced with a well qualified borrower and was current as of September 30, 2008. Two loans, with the same borrower, were foreclosed in November 2007. The Bank sold one of the properties, at cost, at the time of the foreclosure. The other was sold in September 2008 for a gain of $20,000 after a reserve for loss on sale of $54,000 had been taken during the year ended June 30, 2008. Two more properties (one through foreclosure, the other the deed was given in lieu of foreclosure) were obtained by the Bank and included in REO at September 30, 2008.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	At September 30, 2008	At June 30, 2008	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$920	$853	7.9%
Multifamily	3,096	3,072	0.8
Nonresidential real estate and land	2,100	2,885	(27.2)
Consumer and other loans	122	642	(81.0)

Total	6,238	7,452	(16.3)
Real estate and other assets owned	2,976	3,024	(1.6)
Reserve for losses on real estate and other assets owned	(68)	(129)	47.3

Total nonperforming assets	$9,146	$10,347	(11.6)

Total nonperforming loans to total loans	2.17%	2.62%	(15.2)
Total nonperforming loans to total assets	1.66%	1.95%	(14.4)
Total nonperforming assets to total assets	2.43%	2.70%	(9.6)

Nonperforming assets decreased to $9.1 million at September 30, 2008 from a balance of $10.3 million at June 30, 2008. This decrease is primarily the result of the charge-off of three loans to one borrower, and taking the related property into REO in August, 2008. The Bank recorded in REO the balance due on the loans, less any specific reserves already taken, reducing the balance in nonperforming assets. Included in REO at September 30, 2008 are two additional properties, that were taken back as part of a foreclosure sale in June, 2008. The Bank is actively working to sell all of the assets in REO. Where necessary, management has reserved for losses on the sale of certain properties, and continues to maintain the properties and monitor their value based upon current market conditions.

Other Income. The following table summarizes other income for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		% Change
	2008	2007
	(Dollars in thousands)
Service charges	$484	$275	76.0%
Gain on sale of loans	18	—	100.0
Gain on sale of investments	42	—	100.0
Income from Bank Owned Life Insurance	65	57	14.0
Other	87	61	42.6

Total	$696	$393	77.1

The increase in noninterest income is the result of an increase in customer account and transaction fees that were implemented in 2008, the increase in the sale of loans due to no loans being sold in the prior year quarter, and the increase in gain on sale of investments, due to the $92,000 gain on sale of all of the Bank’s remaining Freddie Mac stock, partially offset by $50,000 in losses on sales of other securities that were held by the Bank, compared to no investment sales in the prior year quarter.

Other Expense. The following table summarizes other expense for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		% Change
	2008	2007
	(Dollars in thousands)
Compensation and employee benefits	$1,476	$1,539	(4.1)%
Premises and occupancy expense	259	205	26.3
Deposit insurance premium	63	9	600.0
Advertising expense	77	76	1.3
Data processing expense	57	65	(12.3)
ATM service fees	108	89	21.3
Other operating expenses	553	429	28.9

Total	$2,593	$2,412	7.5

The increase in other expense is a result of an increase in the Bank’s FDIC insurance premium in the current period, and an increase in other operating expenses. The increase in other operating expenses relates to increased expenses for maintaining and preserving other real estate owned (“REO”) by the Bank, and preparing for compliance with the Sarbanes-Oxley Act.

Income Taxes. The increase in the provision for income taxes from a benefit of $179,000 for the three months ended September 30, 2007 to a provision of $217,000 for the three months ended September 30, 2008 is primarily due to an increase of $1.0 million in income before taxes over the same periods.

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

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demands; (2) expected deposit flows, in particular, municipal deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $27.8 million and $35.7 million at September 30, 2008 and June 30, 2008, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $8.5 million and $6.9 million at September 30, 2008 and June 30, 2008, respectively. Total securities classified as available-for-sale were $36.7 million and $38.0 million at September 30, 2008 and June 30, 2008, respectively. In addition, at September 30, 2008 and June 30, 2008, we had the ability to borrow a total of approximately $91.5 million and $83.0 million, respectively, from the Federal Home Loan Bank of Indianapolis. The Bank had $4.6 million and $4.8 in borrowings from the Federal Home Loan Bank as of September 30, 2008 and June 30, 2008, respectively.

At September 30, 2008 and June 30, 2008, we had $26.7 million and $25.4 million in loan commitments outstanding, respectively. At September 30, 2008, this consisted of $961,000 of mortgage loan commitments, $868,000 of commercial loan commitments, $16.0 million in unused home equity lines of credit, $5.3 million in commercial lines of credit, and $3.6 million of letters of credit outstanding. At June 30, 2008, we had $2.6 million in mortgage loan commitments, $15.8 million in unused home equity lines of credit, $5.7 million in commercial lines of credit, and $1.3 million in letters of credit outstanding. Certificates of deposit due within one year of September 30, 2008 and June 30, 2008 totaled $103.9 million and $82.7 million, respectively. This represented 70.0% and 56.6% of certificates of deposit at September 30, 2008 and June 30, 2008, respectively. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2008:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2008 (unaudited)
Tier 1 capital to risk-weighted assets	$50,013	19.8%	$10,128	4.0%	$15,192	6.0%
Total capital to risk-weighted assets	52,264	20.6%	20,255	8.0%	25,319	10.0%
Tier 1 capital to adjusted total assets	50,013	13.3%	14,997	4.0%	18,746	5.0%
Tangible capital to adjusted total assets	50,013	13.3%	5,624	1.5%

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 14 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the SEC. We currently have no plans to engage in hedging activities in the future.

For the three months ended September 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2008. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

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

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$50,115	$(15,384)	(23)%	13.46%	(330) bp
200	56,052	(9,447)	(14)	14.79	(198)
100	61,281	(4,218)	(6)	15.91	(86)
50	63,477	(2,021)	(3)	16.36	(41)
0	65,499	—		16.77
(50)	67,331	1,832	3	17.13	36
(100)	69,046	3,548	5	17.46	69

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008, which could materially affect our business, financial condition or future results. As of September 30, 2008, the risk factors of the Company have not changed materially, except as described below from those in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

United Community Bank, our wholly-owned subsidiary, is the primary source of cash with which we pay the cash dividend on our common stock. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like United Community Bank, it is a subsidiary of a holding company. In the event United Community Bank’s capital falls below its regulatory requirements or the OTS notifies it that it is in need of increased supervision, United Community Bank’s ability to make capital distributions, including cash dividends, could be restricted, thereby eliminating the primary source of cash with which we pay our dividend to our shareholders.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2008.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	—	—	—	—
August 1, 2008 to August 31, 2008	500	$9.01	500	161,871
September 1, 2008 to September 30, 2008	5,000	$9.47	5,500	156,871

Total	5,500	$9.43

(1)	On August 14, 2008, the Board of Directors of the Company approved the repurchase of up to 162,371 shares of its outstanding common stock, or 5.0% of outstanding shares not held by United Community MHC.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

Exhibit 3.1	Charter of United Community Bancorp (1)

Exhibit 3.2	Amended and Restated Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-11, as amended, as initially filed with the SEC on December 14, 2005 (File No. 333-130302).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2007 (File No. 0-51800).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: November 14, 2008	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer