Form 10-Q
period 2008-12-31
United Community Bancorp
filed 2009-02-09
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 9, 2009, there were 7,868,596 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

Part I. Financial Information

Item 1.	Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except shares)	(Unaudited) December 31, 2008	June 30, 2008
Assets
Cash and due from banks	$19,824	$35,710
Investment securities:
Securities available for sale - at estimated market value	14,063	13,816
Securities held to maturity - at amortized cost (market approximates cost)	200	200
Mortgage-backed securities available for sale - at estimated market value	27,351	24,211
Loans receivable, net	288,349	284,352
Loans available for sale	—	152
Property and equipment, net	6,144	6,320
Federal Home Loan Bank stock, at cost	1,926	1,926
Accrued interest receivable:
Loans	993	1,090
Investments and mortgage-backed securities	298	261
Other real estate owned, net	2,984	2,895
Cash surrender value of life insurance policies	6,701	6,570
Deferred income taxes	2,422	3,092
Prepaid expenses and other assets	1,921	2,131

Total assets	$373,176	$382,726

Liabilities and Stockholders’ Equity
Deposits	$310,715	$320,774
Advance from FHLB	4,333	4,833
Accrued interest on deposits	23	77
Accrued interest on FHLB advance	9	10
Advances from borrowers for payment of insurance and taxes	181	287
Accrued expenses and other liabilities	2,449	2,256

Total liabilities	317,710	328,237
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,878,135 shares outstanding at December 31, 2008 and 8,464,000 shares issued, and 7,902,635 shares outstanding at June 30, 2008	36	36
Additional paid-in capital	38,246	37,965
Retained earnings	28,744	28,581
Less shares purchased for stock plans	(4,991)	(5,057)
Treasury Stock, at cost - 585,865 and 561,365 shares at December 31, 2008 and June 30, 2008, respectively	(6,853)	(6,649)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income taxes	284	(387)

Total stockholders’ equity	55,466	54,489

Total liabilities and stockholders’ equity	$373,176	$382,726

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	(Unaudited) For the three months ended December 31,		(Unaudited) For the six months ended December 31,
	2008	2007	2008	2007
Interest income:
Loans	$4,559	$4,726	$9,127	$9,341
Investments and mortgage-backed securities	471	843	1,047	1,810

Total interest income	5,030	5,569	10,174	11,151

Interest expense:
Deposits	2,055	3,054	4,325	6,063
Borrowed funds	36	—	74	—

Total interest expense	2,091	3,054	4,399	6,063

Net interest income	2,939	2,515	5,775	5,088
Provision for loan losses	396	690	731	1,670

Net interest income after provision for loan losses	2,543	1,825	5,044	3,418

Other income:
Service charges	446	302	930	579
Gain on sale of loans	3	—	21	—
Loss on sale of investments	(75)	—	(33)	—
Income from Bank Owned Life Insurance	65	71	130	127
Other	63	114	150	176

Total other income	502	487	1,198	882

Other expense:
Compensation and employee benefits	1,415	1,511	2,891	3,050
Premises and occupancy expense	286	205	545	457
Deposit insurance premium	66	9	129	18
Advertising expense	71	76	148	153
Data processing expense	55	54	112	119
ATM service fees	107	81	215	170
Other operating expenses	639	623	1,192	1,004

Total other expense	2,639	2,559	5,232	4,971

Income (loss) before income taxes	406	(247)	1,010	(671)

Provision (benefit) for income taxes	144	(93)	361	(272)

Net income (loss)	$262	$(154)	$649	$(399)

Basic earnings (loss) per share	$0.04	$(0.02)	$0.09	$(0.05)

Diluted earnings (loss) per share	$0.03	$(0.02)	$0.09	$(0.05)

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the three months ended December 31,		For the six months December 31,
	2008	2007	2008	2007
Net income (loss)	$262	$(154)	$649	$(399)

Other comprehensive income, net of tax
Unrealized gain on available for sale, net of tax of $477,000 and $111,000 for the three months ended December 31, 2008 and 2007; and $422,000 and $337,000 for the six months ended December 31, 2007.	733	167	651	507

Plus reclassification adjustment for losses on available for sale securities included in income	45	—	20	—

Total comprehensive income	$1,040	$13	$1,320	$108

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)	(Unaudited) Six months ended December 31,
	2008	2007
Operating activities:
Net income (loss)	$649	$(399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	237	238
Provision for loan losses	731	1,670
Deferred loan origination costs	(30)	(61)
Amortization of premium on investments	42	37
Proceeds from sale of loans	2,265	—
Loans disbursed for sale in the secondary market	(2,244)	—
Gain on sale of loans	(21)	—
Loss on the sale of available for sale securities	33	—
ESOP shares committed to be released	66	66
Stock-based compensation expense	281	595
Deferred income taxes	235	(886)
Loss (gain) on sale of other real estate owned	(30)	4
Increase in cash surrender value of life insurance	(131)	(128)
Effects of change in operating assets and liabilities:
Accrued interest receivable	60	312
Prepaid expenses and other assets	210	70
Accrued interest on advances from Federal Home Loan Bank	(1)	10
Accrued interest on deposits	(54)	(63)
Accrued expenses and other	193	317

Net cash provided by operating activities	2,491	1,782

Investing activities:
Proceeds from maturity of available for sale investment securities	765	4,615
Proceeds from the sale of available for sale investment securities	1,551	—
Proceeds from repayment of mortgage-backed securities available for sale	2,081	2,951
Proceeds from sale of other real estate owned	524	495
Purchases of available for sale investment securities	(2,697)	(521)
Purchases of mortgage-backed securities	(4,056)	—
Net increase in loans	(5,129)	(16,936)
Capital expenditures	(61)	(391)

Net cash used in investing activities	(7,022)	(9,787)

Financing activities:
Net increase (decrease) in deposits	(10,059)	4,444
Repayments of Federal Home Loan Bank advances	(500)	—
Dividends paid to stockholders	(486)	(492)
Repurchases of common stock	(204)	(3,677)
Net decrease in advances from borrowers for payment of insurance and taxes	(106)	(136)

Net cash provided by (used in) financing activities	(11,355)	139

Net decrease in cash and cash equivalents	(15,886)	(7,866)
Cash and cash equivalents at beginning of period	35,710	43,025

Cash and cash equivalents at end of period	$19,824	$35,159

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION- United Community Bancorp (the “Company”), a Federally-chartered corporation, is the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. United Community MHC owns 59% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana. UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of United Community Bank. The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure.

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. There are no adjustments other than such normal recurring adjustments. The results for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2008, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2008.

2. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of December 31, 2008 and June 30, 2008, the ESOP owned 245,262 and 275,538 shares respectively of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

3. EARNINGS PER SHARE (EPS) – Basic EPS is based on the weighted average number of common shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three and six months ended December 31, 2008, 346,304 shares subject to stock option awards were excluded from the computation of diluted weighted average number of shares due to their effect of being anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Basic weighted average outstanding shares	7,470,354	7,841,413	7,478,326	7,835,737
Effect of dilutive stock options and restricted stock	41,666	—	36,642	—

Diluted weighted average outstanding shares	7,512,020	7,841,413	7,514,968	7,835,737

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

5. DIVIDENDS – On July 24, 2008, October 23, 2008 and January 22, 2009, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.09 per share. United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends. The dividends were paid on August 31, 2008 and November 30, 2008. The third dividend will be paid on or around February 27, 2009. Accordingly, cash dividends, net of unvested shares held in ESOP, approximating $486,000 were paid to shareholders during the six month period ended December 31, 2008. United Community MHC has waived its right to receive cash dividends of approximately $838,000 on its owned shares of Company common stock.

6. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended December 31,
	2008	2007
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$10	$528
Interest	$4,454	$6,126

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$671	$507
Transfers of loans to other real estate owned	$583	$581

7. TROUBLED DEBT RESTRUCTURINGS – From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. At December 31, 2008, the Bank had one loan for $1.1 million, with an additional $579,000 available, that qualified as a troubled debt restructuring. At December 31, 2008, the Bank has recognized an impairment charge of $109,000 on that same loan.

8. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS – Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value methods and assumptions are set forth below for each type of financial instrument.

Securities available for sale

Fair value on available for sale securities was based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who used third party data service providers. Available for sale securities includes U.S. agency securities, municipal bonds and mortgage-backed agency securities.

	December 31, 2008	Fair Value Measurements at December 31, 2008
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Securities available for sale	$41,414	$—	41,414	$—

The Company is predominately an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at December 31, 2008 was approximately $2,709,000.

FASB Staff Position Number FAS 157-2 delays the implementation of SFAS 157 until the first quarter of the fiscal year ending June 30, 2010 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

Item 2.	Management Discussion and Analysis

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2008 and the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008, which is available through the SEC’s website at www.sec.gov, as well as under “Part II—Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses and deferred income taxes.

ALLOWANCE FOR LOAN LOSSES – The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 5 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

DEFERRED INCOME TAXES – We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

Total assets were $373.2 million at December 31, 2008, compared to $382.7 million at June 30, 2008. The decrease is primarily due to a $15.9 million decrease in cash and a $670,000 decrease in deferred tax assets, partially offset by a $3.4 million increase in investments and a $4.0 million increase in net loans receivable. The decrease in cash was caused by a decrease in deposits, primarily municipal deposits.

Total liabilities were $317.7 million at December 31, 2008, compared to $328.2 million at June 30, 2008. The decrease in total liabilities is primarily due to a decrease of $11.2 million in municipal deposits in the current year. The decrease in municipal deposits reflects the cyclical nature of municipal deposits, which are affected by the timing of receipt of tax revenues and spending for ongoing civil projects.

Total stockholders’ equity was $55.5 million at December 31, 2008, compared to $54.5 million at June 30, 2008. The increase in stockholders’ equity is attributable to a $671,000 increase in unrealized gains on securities available for sale, an increase of $281,000 in additional paid-in capital, and a $163,000 increase in retained earnings, partially offset by a $204,000 increase in treasury shares, and a $66,000 decrease in shares held for stock plans. The increase in unrealized gains on securities available for sale is attributable to the impact of falling market rates on securities held at higher fixed rates. The increase in additional paid-in capital and decrease in shares held for stock plans are both attributable to the continued amortization of the stock benefit plans. The increase to retained earnings is attributable to $649,000 in net income earned during the six months ended December 31, 2008, partially offset by dividends paid of $486,000. The increase in treasury shares is attributable to the purchase of 24,500 shares during the six months ended December 31, 2008 at a weighted average price of $8.25 per share.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2008 and 2007

General. Net income was $262,000 for the three months ended December 31, 2008, compared to a net loss of $154,000 for the three months ended December 31, 2007. Net income was $649,000 for the six months ended December 31, 2008, compared to a net loss of $399,000 for the six months ended December 31, 2007.

The following table summarizes changes in interest income and interest expense for the three and six months ended December 31, 2008 and 2007.

	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)
Interest income:
Loans	$4,559	$4,726	(3.5)%	$9,127	$9,341	(2.3)%
Investment and mortgage backed securities	445	497	(10.5)	904	1,032	(12.4)
Other interest-earning assets	26	346	(92.5)	143	778	(81.6)

Total interest income	5,030	5,569	(9.7)	10,174	11,151	(8.8)

Interest expense:
NOW and money market deposit accounts	490	1,048	(53.2)	1,108	2,037	(45.6)
Passbook accounts	93	156	(40.4)	204	340	(40.0)
Certificates of deposit	1,472	1,850	(20.4)	3,013	3,686	(18.3)

Total interest-bearing deposits	2,055	3,054	(32.7)	4,325	6,063	(28.7)
FHLB advances	36	—	100.0	74	—	100.0

Total interest expense	2,091	3,054	(31.5)	4,399	6,063	(27.4)

Net interest income	$2,939	$2,515	16.9	$5,775	$5,088	13.5

Net Interest Income. Net interest income increased $424,000, or 16.9%, in the quarter ended December 31, 2008, as compared to the prior year quarter. This increase is due to an increase in the net interest margin from 2.79% to 3.28%, primarily caused by a decrease in the average rate paid on interest bearing liabilities to 2.58% from 3.86% in the prior year quarter, partially offset by a decrease in the average rate on interest earning assets to 5.61% from 6.17% in the prior year quarter. The decrease in rates in the current year quarter has been driven by decreases in market rates.

Net interest income increased $687,000, or 13.5%, in the six months ended December 31, 2008, as compared to the same period in the prior year. This increase is largely due to an increase in the net interest margin from 2.83% to 3.22%. The increase in the net interest margin is the result of a decrease in the average interest rate paid on interest bearing liabilities from 3.85% to 2.71%, partially offset by a decrease in the average rate of interest earning assets from 6.19% to 5.67%. The decrease in rates has been driven by decreases in market rates in the current year.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2008 and 2007. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended December 31,						Six Months Ended December 31,
	2008			2007			2008			2007
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:

Interest-earning assets:
Loans	$288,058	$4,559	6.33%	$287,438	$4,726	6.58%	$286,392	$9,127	6.37%	$282,884	$9,341	6.60%
Investment and mortgage-backed securities	39,058	445	4.56	39,679	497	5.01	38,438	904	4.70	40,999	1,032	5.03
Other interest-earning assets	31,667	26	0.33	33,931	346	4.07	33,867	143	0.84	36,182	778	4.30

	358,783	5,030	5.61	361,048	5,569	6.17	358,697	10,174	5.67	360,065	11,151	6.19
Noninterest-earning assets	23,773			19,000			23,971			18,775

Total assets	$382,556			$380,048			$382,668			$378,840

Liabilities and stockholders’ equity:

Interest-bearing liabilities:
NOW and money market deposit accounts (1)	132,074	490	1.48	132,689	1,048	3.16	132,061	1,108	1.68	130,104	2,037	3.13
Passbook accounts (1)	39,448	93	0.94	36,044	156	1.73	40,198	204	1.01	37,939	340	1.79
Certificates of deposit (1)	148,786	1,472	3.96	147,931	1,850	5.00	148,128	3,013	4.07	146,680	3,686	5.03

Total interest-bearing deposits	320,308	2,055	2.57	316,664	3,054	3.86	320,387	4,325	2.70	314,723	6,063	3.85
FHLB advances	4,459	36	3.23	—	—	—	4,583	74	3.23	—	—

Total interest-bearing liabilities	324,767	2,091	2.58	316,664	3,054	3.86	324,970	4,399	2.71	314,723	6,063	3.85

Noninterest bearing liabilities	2,966			3,250			3,015			3,147

Total liabilities	327,733			319,914			327,985			317,870
Stockholders’ equity	54,823			60,134			54,683			60,970

Total liabilities and stockholders’ equity	$382,556			$380,048			$382,668			$378,840

Net interest income		$2,939			$2,515			$5,775			$5,088

Interest rate spread			3.03%			2.31%			2.96%			2.34%
Net interest margin (annualized)			3.28%			2.79%			3.22%			2.83%
Average interest-earning assets to average interest-bearing liabilities			110.47%			114.02%			110.38%			114.41%

1)	Includes municipal deposits

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended December 31, 2008 and 2007.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$3,908	$3,628	$4,619	$2,671
Provision for loan losses	396	690	731	1,670

Charge offs:
Real estate	4	2	4	2
Nonresidential real estate and land	493	151	1,541	151
Consumer and other loans	121	8	125	33

Total charge-offs	618	161	1,670	186

Recoveries:
Consumer and other loans	5	—	11	2

Net charge-offs	613	161	1,659	184

Loss on restructuring of loan	49	—	49	—

Allowance at end of period	$3,642	$4,157	$3,642	$4,157

The provision for loan losses was $396,000 for the three months ended ended December 31, 2008 compared to $690,000 for the three months ended December 31, 2007. The decrease was primarily due to a decrease of $594,000 in nonperforming loans during the current year quarter, compared to a $4.0 million increase in nonperforming loans during the prior year quarter. Even though nonperforming loans decreased, current economic conditions have required an increase to the general provision in the current year quarter.

The provision for loan losses was $731,000 for the six months ended December 31, 2008, compared to $1.7 million for the same period in the prior year. The decrease to the provision in the current year is primarily the result of a decrease of $1.7 million in nonperforming loans during the six months ended December 31, 2008, compared to an increase of $5.8 million in nonperforming loans during the six months ended December 31, 2007, partially offset by increases to the provision due to current economic conditions.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31, 2008	At June 30, 2008	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$789	$853	(7.5)%
Multifamily	2,697	3,072	(12.2)
Nonresidential real estate and land	2,076	2,885	(28.0)
Consumer and other loans	82	642	(87.2)

Total	5,644	7,452	(24.3)
Real estate and other assets owned	2,984	3,024	(1.3)
Reserve for losses on real estate and other assets owned	—	(129)	100.0

Total nonperforming assets	$8,628	$10,347	(16.6)

Total nonperforming loans to total loans	1.96%	2.56%	(23.4)
Total nonperforming loans to total assets	1.51%	1.95%	(22.6)
Total nonperforming assets to total assets	2.31%	2.70%	(14.4)

Nonperforming loans decreased from $7.5 million at June 30, 2008 to $5.6 million at December 31, 2008. The decrease is attributable to three loans, which are secured by the same property, being transferred to REO during the year. The Bank recorded in REO the balance due on these loans, less any specific reserves already taken, reducing the balance in nonperforming assets. The Bank recorded a troubled debt restructuring as of December 31, 2008 for the amount of $1.1 million. The entire balance of the troubled debt restructuring is included above in multi-family residential real estate. In addition to the amount included, $579,000 of additional borrowings are available for this loan. Management has reduced the carrying value of this loan to its fair market value, $991,000, and does not anticipate any additional material losses or write-downs related to this loan based upon the borrower’s ability to repay the loan and the underlying value of the collateral. Other nonperforming assets (comprised exclusively of REO at December 31, 2008) increased to $3.0 million at December 31, 2008 from a net balance of $2.9 million at June 30, 2008. Included in REO at December 31, 2008 are four properties, a golf course, a tract of land adjacent to a golf course held for residential real estate development, 26 acres that served as a landscape nursery, and a commercial real estate building. To reduce the risk of loss to the Bank, all of these properties are owned by the Bank’s wholly-owned subsidiary, Real Estate Management Holdings, LLC (REMH). For the six months ended December 31, 2008, REMH has a net loss of $39,000. This amount is included in net income for the Company for the six months ended December 31, 2008. The Bank is actively working to sell all of the assets in REO, and continues to maintain and operate the properties and monitor their value based upon current market conditions. Where necessary, management will reserve for losses on the sale of certain properties based upon the most recent appraised value of those properties. At December 31, 2008, there were no reserves for losses on the sale of REO. At June 30, 2008, there were $129,000 in reserves for losses on sale of REO.

Other Income. The following table summarizes other income for the three and six months ended December 31, 2008 and 2007.

	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)
Service charges	$446	$302	47.7%	$930	$579	60.6%
Gain on sale of loans	3	—	100.0	21	—	100.0
Loss on sale of investments	(75)	—	(100.0)	(33)	—	(100.0)
Income from Bank Owned Life Insurance	65	71	(8.5)	130	127	2.4
Other	63	114	(44.7)	150	176	(14.8)

Total	$502	$487	3.1	$1,198	$882	35.8

Noninterest income increased $15,000, or 3.1%, for the quarter ended December 31, 2008, compared to the prior year quarter. The increase in noninterest income was the result of an increase of $144,000 in service charge income, partially offset by a $75,000 loss on sale of investments in the quarter ended December 31, 2008, and a decrease of $51,000 in other income. The increase in service charge income is primarily a result of increased fees received from the customer account fee and transaction fee programs that were implemented in 2008. The loss on sale of investments is attributable to the sale of investment securities that were invested in private label and government agency mortgage-backed securities. The market value of these securities has been negatively impacted by the deterioration in the credit markets and management has decided to exit its investment in this security within the parameters of the redemption in kind provision to reduce any further losses. The decrease in other income is attributable to a decrease in lease income after land being leased was sold on June 30, 2008.

Noninterest income increased $316,000, or 35.8%, for the six months ended December 31, 2008, compared to the same period in the prior year. The increase in noninterest income is primarily the result of increased fees from the customer account fee and transaction fee programs that were implemented in 2008.

Other Expense. The following table summarizes other expense for the three and six months ended December 31, 2008 and 2007.

	Three Months Ended December 31,		% Change	Six Months Ended December 31,		% Change
	2008	2007		2008	2007
	(Dollars in thousands)
Compensation and employee benefits	$1,415	$1,511	(6.4)%	$2,891	$3,050	(5.2)%
Premises and occupancy expense	286	205	39.5	545	457	19.3
Deposit insurance premium	66	9	633.3	129	18	616.7
Advertising expense	71	76	(6.6)	148	153	(3.3)
Data processing expense	55	54	1.9	112	119	(5.9)
ATM Service fees	107	81	32.1	215	170	26.5
Other	639	623	2.6	1,192	1,004	18.7

Total	$2,639	$2,559	3.1	$5,232	$4,971	5.3

Noninterest expense increased $80,000, or 3.1%, for the three months ended December 31, 2008, compared to the prior year quarter. The increase is the result of an increase in the FDIC insurance premium of $57,000, an increase in ATM fees of $26,000, and an increase in premises and occupancy expenses of $81,000, partially offset by a decrease of $96,000 in compensation and employee benefits expenses. The increase in ATM service fees is related to the previously mentioned customer account fee and transaction fee programs that were implemented in 2008. The increase in premises and occupancy expenses is due to increased costs for repairs, maintenance, building insurance, computers, and networking expenses. The decrease in compensation and employee benefits is due to the reduction in annual expenses for stock compensation plans for which the Company had elected to expense on an accelerated basis.

Noninterest expense increased $261,000, or 5.3%, for the six months ended December 31, 2008, compared to the same period in the prior year. The increase in the current year is primarily the result of a $111,000 increase in the FDIC Insurance premium, a $88,000 increase in premises and occupancy expense, a $45,000 increase in ATM service fees, and a $188,000 increase in other operating expenses, partially offset by a decrease in compensation and employee benefits of $159,000. The increase in premises and occupancy expenses is a result of increased costs for repairs, maintenance, building insurance, computers, and networking expenses. The increase in ATM service fees is related to the customer account fee and transaction fee programs that were implemented in 2008. The increase in other operating expenses is due to increased expenses in maintaining REO and increased audit fees in the current year.

Income Taxes. Income tax expense increased to $144,000 for the three months ended December 31, 2008 from a benefit of $93,000 for the three months ended December 31, 2007. The increase in expense is primarily due to a $653,000 increase in pre-tax earnings. Income tax expense increased to $361,000 for the six months ended December 31, 2008, compared to a benefit of $272,000 for the same period in 2007. The increase in expense is primarily due to a $1.7 million increase in pre-tax earnings.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $19.8 million and $35.7 million at December 31, 2008 and June 30, 2008, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $33.2 million and $6.9 million at December 31, 2008 and June 30, 2008, respectively. Total securities classified as available-for-sale were $41.4 million and $38.0 million at December 31, 2008 and June 30, 2008, respectively. In addition, at December 31, 2008 and June 30, 2008, we had the ability to borrow a total of approximately $91.5 million and $83.0 million, respectively, from the Federal Home Loan Bank of Indianapolis. The Bank had $4.3 million and $4.8 in borrowings from the Federal Home Loan Bank as of December 31, 2008 and June 30, 2008, respectively.

At December 31, 2008 and June 30, 2008, we had $24.1 million and $25.4 million in loan commitments outstanding, respectively. At December 31, 2008, this consisted of $1.7 million of mortgage loan commitments, $0.1 million of commercial loan commitments, $15.5 million in unused home equity lines of credit, $5.6 million in commercial lines of credit, and $1.2 million of letters of credit outstanding. Of the $1.7 million in mortgage loan commitments, $1.0 million is designated for sale, servicing retained. At June 30, 2008, we had $2.6 million in mortgage loan commitments, $15.8 million in unused home equity lines of credit, $5.7 million in commercial lines of credit, and $1.3 million in letters of credit outstanding. Certificates of deposit due within one year of December 31, 2008 and June 30, 2008 totaled $105.5 million and $82.7 million, respectively. This represented 71.1% and 56.6% of certificates of deposit at December 31, 2008 and June 30, 2008, respectively. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008 and June 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2008:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Tier 1 capital to risk-weighted assets	50,291	19.1%	10,525	4.0%	15,787	6.0%
Total capital to risk-weighted assets	52,665	20.0%	21,050	8.0%	26,312	10.0%
Tier 1 capital to adjusted total assets	50,291	13.6%	14,816	4.0%	18,520	5.0%
Tangible capital to adjusted total assets	50,291	13.6%	5,556	1.5%

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

For the year ended June 30, 2008 and for the six months ended December 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We use a net portfolio value analyses prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basic Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$47,487	$(11,589)	(20)%	12.82%	(251	)bps
200	52,039	(7,038)	(12)%	13.84%	(149)
100	55,804	(3,273)	(6)%	14.65%	(68)
50	57,518	(1,558)	(3)%	15.01%	(32)
0	59,077			15.32%
(50)	60,228	1,151	2%	15.55%	22
(100)	61,251	2,174	4%	15.76%	43

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008 and Part II, “Item 1A. Risk Factors” in our Form 10-Q for the quarter ended September 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our Forms 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2008.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	13,000	8.58	13,000	143,371

November 1, 2008 to November 30, 2008	2,000	7.33	15,000	141,371

December 1, 2008 to December 31, 2008	3,500	6.34	18,500	137,871

Total	18,500	8.02

(1)	On August 14, 2008, the Board of Directors of the Company approved the repurchase of up to 162,371 shares of its outstanding common stock, or 5.0% of outstanding shares not held by United Community MHC.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on November 13, 2008. The results of the vote on the items of business considered at the Annual Meeting were as follows:

1.	The following individuals were elected as directors, each for a three year term:

	VOTES FOR	VOTES WITHHELD
Robert J. Ewbank	7,385,471	123,991
William F. Ritzmann	7,431,866	77,596
Richard C. Strzynski	7,406,930	102,532

Directors Jerry W. Hacker, Anthony C. Meyer and Ralph B. Sprecher have terms ending in 2009. Directors Eugene B. Seitz II, G. Michael Seitz, and Elmer G. McLaughlin have terms ending in 2010.

2.	The appointment of Clark, Schaefer, Hackett & Co. as independent registered public accountants for the Company for the year ended June 30, 2009 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
7,500,414	2,680	6,368

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

Exhibit 10.1	Amended and Restated United Community Bank Employee Severance Compensation Plan

Exhibit 10.2	Amended and Restated United Community Bank Supplemental Executive Retirement Plan

Exhibit 10.3	Employment Agreement between United Community Bancorp and certain executive officers, as amended

Exhibit 10.4	Employment Agreement between United Community Bank and certain executive officers, as amended

Exhibit 10.5	First Amendment to Executive Supplemental Retirement Income Agreements between United Community Bank and certain executive officers

Exhibit 10.6	First Amendment to the United Community Bank Directors Retirement Plan

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: February 9, 2009	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: February 9, 2009	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer