Form 10-Q
period 2009-03-31
United Community Bancorp
filed 2009-05-14
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer, accelerated filer, and smaller reporting company,” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2009, there were 7,867,974 shares of the registrant’s common stock outstanding, of which 4,655,200 shares were held by United Community MHC.

UNITED COMMUNITY BANCORP

Part I. Financial Information

Item 1.	Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except shares)	March 31, 2009	June 30, 2008
Assets

Cash and due from banks	$42,029	$35,710
Investment securities:
Securities available for sale—at estimated market value	32,233	13,816
Securities held to maturity—at amortized cost (market approximates cost)	175	200
Mortgage-backed securities available for sale—at estimated market value	25,917	24,211

Loans receivable, net	278,184	284,352
Loans available for sale	280	152
Property and equipment, net	6,123	6,320
Federal Home Loan Bank stock, at cost	1,926	1,926
Accrued interest receivable:
Loans	1,216	1,090
Investments and mortgage-backed securities	306	261
Other real estate owned, net	2,732	2,895
Cash surrender value of life insurance policies	6,765	6,570
Deferred income taxes	2,453	3,092
Prepaid expenses and other assets	1,275	2,131

Total assets	$401,614	$382,726

Liabilities and Stockholders’ Equity

Deposits	$339,085	$320,774
Advance from FHLB	4,083	4,833
Accrued interest on deposits	17	77
Accrued interest on FHLB advance	9	10
Advances from borrowers for payment of insurance and taxes	275	287
Accrued expenses and other liabilities	2,543	2,256

Total liabilities	346,012	328,237

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,867,974 shares outstanding at March 31, 2009 and 8,464,000 shares issued, and 7,902,635 shares outstanding at June 30, 2008	36	36
Additional paid-in capital	36,725	37,965
Retained earnings	28,804	28,581
Less shares purchased for stock plans	(3,333)	(5,057)
Treasury Stock, at cost—596,026 and 561,365 shares at March 31, 2009 and June 30, 2008, respectively	(6,908)	(6,649)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income taxes	278	(387)

Total stockholders’ equity	55,602	54,489

Total liabilities and stockholders’ equity	$401,614	$382,726

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	(Unaudited) For the three months ended March 31,		(Unaudited) For the nine months ended March 31,
	2009	2008	2009	2008
Interest income:
Loans	$4,550	$4,668	$13,677	$14,009
Investments and mortgage—backed securities	499	604	1,546	2,414

Total interest income	5,049	5,272	15,223	16,423

Interest expense:
Deposits	1,741	2,871	6,066	8,934
Borrowed funds	33	—	107	—

Total interest expense	1,774	2,871	6,173	8,934

Net interest income	3,275	2,401	9,050	7,489

Provision for loan losses	664	2,030	1,395	3,700

Net interest income after provision for loan losses	2,611	371	7,655	3,789

Other income:
Service charges	396	370	1,326	949
Gain on sale of loans	295	14	316	14
Loss on sale of investments	(77)	(18)	(110)	(18)
Income from Bank Owned Life Insurance	65	37	195	164
Other	56	94	206	270

Total other income	735	497	1,933	1,379

Other expense:
Compensation and employee benefits	1,370	1,446	4,261	4,496
Premises and occupancy expense	272	254	817	711
Deposit insurance premium	66	9	195	27
Advertising expense	68	62	216	215
Data processing expense	63	69	175	188
ATM service fees	106	88	321	258
Provision for loss on sale of other real estate owned	168	—	168	—
Other operating expenses	625	553	1,817	1,557

Total other expense	2,738	2,481	7,970	7,452

Income (loss) before income taxes	608	(1,613)	1,568	(2,284)

Provision (benefit) for income taxes	259	(631)	620	(903)

Net income (loss)	$349	$(982)	$948	$(1,381)

Basic earnings (loss) per share	$0.05	$(0.13)	$0.13	$(0.18)

Diluted earnings (loss) per share	$0.05	$(0.13)	$0.13	$(0.18)

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the three months ended March 31,		For the nine months March 31,
	2009	2008	2009	2008
Net income (loss)	$349	$(982)	$948	$(1,381)

Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	(56)	109	595	616
Plus reclassification adjustment for losses on available for sale securities included in income	50	12	70	12

Total comprehensive income (loss)	$343	$(861)	$1,613	$(753)

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)	Nine months ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$998	$(1,381)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	356	361
Provision for loan losses	1,395	3,700
Provision for losses on real estate acquired through foreclosure	176	28
Deferred loan origination costs	(27)	(79)
Amortization of premium on investments	103	105
Proceeds from sale of loans	37,839	1,000
Loans disbursed for sale in the secondary market	(37,803)	(995)
Gain on sale of loans	(316)	(14)
Loss on the sale of investments	110	18
ESOP shares committed to be released	79	99
Stock-based compensation expense	405	762
Deferred income taxes	61	(1,536)
Loss (Gain) on sale of other real estate owned	(50)	32
Effects of change in operating assets and liabilities:
Accrued interest receivable	(171)	319
Prepaid expenses and other assets	856	289
Accrued interest on deposits	(60)	(17)
Accrued interest on advances from Federal Home Loan Bank	(1)	—
Accrued expenses and other	287	415

Net cash provided by operating activities	4,237	3,106

Investing activities:
Proceeds from maturity of available for sale investment securities	2,266	9,301
Proceeds from the sale of available for sale investment securities	1,799	—
Proceeds from the maturity of held to maturity investment securities	25	23
Proceeds from repayment of mortgage-backed securities available for sale	3,595	4,104
Proceeds from sale of mortgage-backed securities	—	5,120
Proceeds from sale of other real estate owned	620	487
Purchases of available for sale investment securities	(22,697)	(6,756)
Purchases of mortgage-backed securities	(4,056)	(2,743)
Net decrease (increase) in loans	4,369	(22,695)
Increase in cash surrender value of life insurance	(195)	(164)
Capital expenditures	(159)	(502)

Net cash used in investing activities	(14,433)	(13,825)

Financing activities:
Net increase in deposits	18,311	1,949
Dividends paid to stockholders	(775)	(767)
Repurchases of common stock	(259)	(6,466)
Repayments of Federal Home Loan Bank advances	(750)	—
Net decrease in advances from borrowers for payment of insurance and taxes	(12)	(6)

Net cash provided by (used in) financing activities	16,515	(5,290)

Net increase (decrease) in cash and cash equivalents	6,319	(16,009)

Cash and cash equivalents at beginning of period	35,710	43,025

Cash and cash equivalents at end of period	$42,029	$27,016

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

BASIS OF PRESENTATION – United Community Bancorp (the “Company”), a Federally-chartered corporation, is the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. Financial statements prior to the reorganization were the financial statements of the Bank. United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. As of March 31, 2009, United Community MHC owned 59% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana.

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. There are no adjustments other than such normal recurring adjustments. The results for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2008, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2008.

2. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of March 31, 2009 and June 30, 2008, the ESOP owned 245,262 and 275,538 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

3. EARNINGS PER SHARE (EPS) – Basic EPS is based on the weighted average number of common shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three and nine month periods ended March 31, 2009, outstanding options to purchase 346,304 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. For the three and nine month periods ended March 31, 2008, 373,261 outstanding stock options and 149,297 unvested restricted stock awards were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Basic weighted average outstanding shares	7,541,869	7,371,057	7,499,198	7,758,793
Effect of dilutive stock options and restricted stock	—	—	24,607	—

Diluted weighted average outstanding shares	7,541,869	7,371,057	7,523,805	7,758,793

4. STOCK-BASED COMPENSATION – The Company applies the provisions of SFAS No. 123(R), “Share-Based Payment” to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to SFAS No. 123(R). The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. No stock-based compensation awards were granted during the nine months ended March 31, 2009.

5. DIVIDENDS – On July 24, 2008, October 23, 2008, and January 22, 2009, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.09 per share. The dividends were paid on August 31, 2008, November 30, 2008, and February 5, 2009. Accordingly, cash dividends of $775,000 were paid to shareholders during the nine month period ended March 31, 2009. United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends. On April 23, 2009 the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.10 per share.

6. SHARE REPURCHASE PLANS – During the nine months ended March 31, 2009, the Company purchased 34,661 shares of its outstanding common stock, for a total cost of $259,000. The shares were purchased as part of a publicly announced plan to buy back stock on August 14, 2008. As of March 31, 2009, 127,710 shares remained to be purchased as part of this plan.

7. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$10	$731
Interest	$6,234	$8,951

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$665	$628
Transfers of loans to other real estate owned	$583	$781

8. TROUBLED DEBT RESTRUCTURINGS – From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. At March 31, 2009, the Bank had two loans that qualified as troubled debt restructurings. One loan, secured by multifamily residential real estate for $1.1 million, with an additional $579,000 available, qualified as a troubled debt restructuring. At March 31, 2009, the Bank has recognized an impairment charge of $108,000 on that same loan. The other loan, secured by commercial real estate, is for $2.0 million. At March 31, 2009, the Bank has recognized an impairment charge of $1.1 million on this loan.

9. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS – Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for the Company on July 1, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for the Company on July 1, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard requires the immediate expensing of acquisition related costs. This standard is effective for acquisitions completed by the Company after June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009 with no significant impact to the Company’s results of operations and financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP No. FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008 and will apply only to intangible assets acquired after the effective date.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. FSP No. EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 03-6-1. Adoption of this standard on July 1, 2009 is not expected to have a significant impact on the Company’s results of operations and financial position.

In January 2009, the FASB released Proposed Staff Position SFAS No. 107-b and Accounting Principles Board (“APB”) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-b” and “APB 28-a”). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements beginning with the first quarter interim period ending on September 30, 2009.

10. DISCLOSURES ABOUT FAIR VALUE – FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value methods and assumptions are set forth below for each type of financial instrument.

	March 31, 2009	Fair Value Measurements at March 31, 2009
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
Securities available for sale	$58,150	$—	58,150	$—

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.

Level 2 securities include U.S. Government and agency mortgage-backed securities, U.S. Government agency bonds, and municipal securities. If quoted market prices are not available, the Bank utilizes a third party vendor to calculate the fair value of its available for sale securities. The third party vendor uses quoted prices of securities with similar characteristics when available. If such quotes are not available, the third party vendor uses pricing models or discounted cash flow models with observable inputs to determine the fair value of these securities. At March 31, 2009, the Company had $25.9 million in mortgage-backed securities, $28.2 million in U.S. Government agency bonds, and $4.1 million in municipal bonds, the valuations for which were obtained by the third party vendor without adjustment by the Bank. Management obtains and reviews the third party vendor’s Statement of Auditing Standard No. 70 (SAS 70) examination report to evaluate the valuation methodologies and ensure that reported fair values are consistent with the requirements of FAS 157, including proper classification within the fair value hierarchy.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include asset-backed securities and private label CMOs. At March 31, 2009, the Company did not have any securities classified as Level 3.

The Company is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2009 was approximately $3.7 million.

FASB Staff Position Number FAS 157-2 delays the implementation of SFAS 157 until July 1, 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2008, which is available through the SEC’s website at www.sec.gov, as well as under “Part II - Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

Total assets were $401.6 million at March 31, 2009, compared to $382.7 million at June 30, 2008. The increase is primarily due to a $6.3 million increase in cash and a $20.1 million increase in investments, partially offset by a $6.2 million decrease in net loans receivable. The increase in cash was caused by an increase in deposits. The increase in investments is the result of the purchase of $20.0 million in callable agency securities. The decrease in net loans receivable is the result of customers refinancing residential mortgage loans into lower fixed rate mortgage loans that are being sold to Freddie Mac.

Total liabilities were $346.0 million at March 31, 2009, compared to $328.2 million at June 30, 2008. The increase in total liabilities is primarily due to an increase of $18.3 million in deposits in the current year, partially offset by a decrease of $750,000 in advances from the Federal Home Loan Bank. The increase in deposits is due to an increase in municipal deposits of $6.6 million, increased marketing efforts and customers preferring to invest in FDIC-insured products in the current economic climate.

Total stockholders’ equity was $55.6 million at March 31, 2009, compared to $54.5 million at June 30, 2008. The increase in stockholders’ equity is attributable to $998,000 in net income, a $665,000 increase in unrealized gains on securities available for sale, a decrease of $1.7 million in shares purchased for stock plans, partially offset by a decrease of $1.2 million in additional paid-in capital, an increase of $259,000 in treasury shares, and $775,000 in dividends paid to shareholders. The increase in unrealized gains on securities available for sale is attributable to the impact of falling market interest rates on securities held at higher fixed rates. The decrease in additional paid-in capital and shares purchased for stock plans is attributable to the continued amortization of the stock benefit plans. The increase in treasury shares is attributable to the purchase of 34,661 shares during the nine months ended March 31, 2009 at a weighted average price of $7.48 per share.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2009 and 2008

General. Net income was $349,000 for the three months ended March 31, 2009, compared to a net loss of $982,000 for the three months ended March 31, 2008. The increase in net income was primarily the result of a $1.4 million decrease in the provision for loan loss for the three months ended March 31, 2009 as compared to the provision for the same period for March 31, 2008. Net income for the nine months ended March 31, 2009 was $998,000 compared to a net loss of $1.4 million for the nine months ended March 31, 2008. The increase in net income for the nine month period was primarily the result of a $2.3 million decrease in provision for loan loss.

Net Interest Income. Net interest income increased $874,000, or 36.4%, in the quarter ended March 31, 2009, as compared to the prior year quarter. This increase is due to an increase in the net interest margin from 2.62% to 3.50%, primarily caused by a decrease in the average rate paid on interest-bearing liabilities from 3.54% to 2.10%, partially offset by a decrease in the average rate on interest-earning assets from 5.76% in the prior year quarter to 5.40% in the current year quarter. The decrease in rates in the current year quarter has been driven by decreases in market interest rates.

Net interest income increased $1.6 million, or 20.8%, in the nine months ended March 31, 2009, as compared to the same period in the prior year. This increase is largely due to an increase in the net interest margin from 2.76% to 3.30%. The increase in the net interest margin is the result of a decrease in the average interest rate paid on interest-bearing liabilities from 3.75% to 2.48%, partially offset by a decrease in the average rate of interest-earning assets from 6.05% to 5.55%. The decrease in rates has been driven by decreases in market interest rates in the current year.

The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)
Interest income:
Loans	$4,550	$4,668	(2.5)%	$13,677	$14,009	(2.4)%
Investment and mortgage-backed securities	490	398	23.1	1,394	1,430	(2.5)
Other interest-earning assets	9	206	(95.6)	152	984	(84.6)

Total interest income	5,049	5,272	(4.2)	15,223	16,423	(7.3)

Interest expense:
NOW and money market deposit accounts	257	996	(74.2)	1,365	3,033	(55.0)
Passbook accounts	49	137	(64.2)	253	477	(47.0)
Certificates of deposit	1,435	1,738	(17.4)	4,448	5,424	(18.0)

Total interest-bearing deposits	1,741	2,871	(39.4)	6,066	8,934	(32.1)
FHLB advances	33	—	100.0	107	—	100.0

Total interest expense	1,774	2,871	(38.2)	6,173	8,934	(30.9)

Net interest income	$3,275	$2,401	36.4	$9,050	$7,489	20.8

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2009 and 2008. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2009			2008			2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:

Interest-earning assets:

Loans	$284,585	$4,550	6.40%	$289,912	$4,668	6.44%	$285,474	$13,677	6.39%	$285,227	$14,009	6.55%
Investment and mortgage-backed securities	50,461	490	3.88	34,937	398	4.56	42,930	1,394	4.33	38,978	1,430	4.89

Other interest-earning assets	38,820	9	0.09	41,179	206	2.00	37,252	152	0.54	37,848	984	3.47

	373,866	5,049	5.40	366,028	5,272	5.76	365,656	15,223	5.55	362,053	16,423	6.05

Noninterest-earning assets	23,064			19,637			23,666			19,062

Total assets	$396,930			$385,665			$389,322			$381,115

Liabilities and stockholders’ equity:

Interest-bearing liabilities:
NOW and money market deposit accounts (1)	$139,130	$257	0.74	$145,116	$996	2.75	$136,094	$1,820	1.34	$135,108	$3,033	2.99

Passbook accounts (1)	40,303	49	0.49	35,328	137	1.55	40,254	337	0.84	37,069	477	1.72

Certificates of deposit (1)	154,668	1,435	3.71	143,845	1,738	4.83	150,492	5,931	3.94	145,735	5,424	4.96

Total interest-bearing deposits	334,101	1,741	2.08	324,289	2,871	3.54	326,840	8,088	2.47	317,912	8,934	3.75

FHLB advances	4,208	33	3.14	—	—		4,458	143	3.20	—	—

Total interest-bearing liabilities	338,309	1,774	2.10	324,289	2,871	3.54	331,298	8,231	2.48	317,912	8,934	3.75

Noninterest bearing liabilities	3,060			3,225			3,068			3,172

Total liabilities	341,369			327,513			334,366			321,084

Stockholders’ equity	55,561			58,152			54,956			60,031

Total liabilities and stockholders’ equity	$396,930			$385,665			$389,322			$381,115

Net interest income		$3,275			$2,401			$9,050			$7,489

Interest rate spread			3.30%			2.22%			3.07%			2.30%

Net interest margin (annualized)			3.50%			2.62%			3.30%			2.76%
Average interest-earning assets to average interest-bearing liabilities			110.51%			112.87%			110.37%			113.88%

1)	Includes municipal deposits

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$3,642	$4,157	$4,619	$2,671
Provision for loan losses	664	2,030	1,395	3,700

Charge offs:
Real estate	—	129	4	131
Nonresidential real estate and land	—	—	1,541	151
Consumer and other loans	53	89	178	122

Total charge-offs	53	218	1,723	404

Recoveries:
Real estate	1	3	1	3
Consumer and other loans	—	2	11	4

Total recoveries	1	5	12	7

Net charge-offs	52	213	1,711	397

Loss on restructuring of loan	—	—	49	—

Allowance at end of period	$4,254	$5,974	$4,254	$5,974

The provision for loan losses was $664,000 for the quarter ended March 31, 2009 compared to $2.0 million for the quarter ended March 31, 2008. The decrease in the provision in the current year period is attributable to a smaller increase in nonperforming loans and a decrease in net charge-offs during the current year period, as compared to the prior year period.

The provision for loan losses was $1.4 million for the nine months ended March 31, 2009 compared to $3.7 million for the nine months ended March 31, 2008. The decrease is attributable to a $320,000 decrease in nonaccrual loans in the current year, compared to a $9.6 million increase in nonaccrual loans in the same period in the prior year.

	At March 31, 2009	At June 30, 2008	% Change
	(Dollars in thousands)
Nonaccrual loans:

Residential real estate:

One- to-four-family	$1,046	$853	22.6%

Multi-family	2,843	3,072	(7.5)

Nonresidential real estate and land	3,145	2,885	9.0

Consumer and other loans	98	642	(84.7)

Total	7,132	7,452	(4.3)

Real estate owned	2,908	3,024	(3.8)

Reserve for loss on real estate owned	(176)	(129)	(36.4)

Total nonperforming assets	$9,864	$10,347	(4.7)

Total nonperforming loans to total loans	2.56%	2.56%	0.0

Total nonperforming loans to total assets	1.78%	1.95%	(8.7)

Total nonperforming assets to total assets	2.46%	2.70%	(8.9)

Other Income. The following table summarizes other income for the three and nine months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)
Service charges	$396	$370	7.0%	$1,326	$949	39.7%

Gain on sale of loans	295	14	2007.1	316	14	2157.1

Loss on sale of investments	(77)	(18)	327.8	(110)	(18)	511.1
Income from bank-owned life insurance	65	37	75.7	195	164	18.9

Other	56	94	(40.4)	206	270	(23.7)

Total	$735	$497	47.9	$1,933	$1,379	40.2

Noninterest income increased $238,000, or 47.9%, for the quarter ended March 31, 2009, compared to the prior year quarter. The increase in noninterest income was the result of an increase of $281,000 in gain on sale of loans and an increase of $50,000 in recoveries from charged-off loans, partially offset by a decrease of $88,000 in other income in the quarter ended March 31, 2009. The increase in gain on sale of loans is attributable to decreases in market interest rates, which caused an increase in refinancing of residential mortgage loans into lower fixed rate mortgage loans that have been sold to Freddie Mac for a gain. The decrease in other income is attributable to a decrease in loan servicing fees. The decrease in loan servicing fees is the result of early payoffs taking place as a result of the previously mentioned refinancing of residential mortgage loans.

Noninterest income increased $554,000, or 40.2%, for the nine months ended March 31, 2009, compared to the same period in the prior year. The increase was due to an increase in service charge income of $377,000, an increase in gain on sale of loans of $302,000, an increase in recoveries from charged-off loans of $50,000, and an increase in interest income from bank-owned life insurance of $31,000, partially offset by an increase in loss on sale of investments of $92,000, and a decrease in other income of $114,000. The increase in service charge income is the result of increased fees from customer account fee and transaction fee programs that were implemented in 2008. The increase in gain on sale of loans is attributable to decreases in market interest rates causing an increase in refinancing of residential mortgages into lower fixed rates that are sold to Freddie Mac. The increase in interest income on bank-owned life insurance is a result of an increased principal balance in the current year with increased returns on investments. The loss on sale of investments is attributable to the sale of mutual funds that were invested in private label and government agency mortgage-backed securities. The market value of these securities has been negatively impacted by the deterioration in the credit markets and management has decided to exit the investment in this security within the parameters of the redemption-in-kind provision to reduce any further losses. The decrease in other income is attributable to incurring expenses against loan servicing fees as a result of the early payoffs of residential mortgage loans related to refinancing activity that has increased due to the recent decrease in market interest rates.

Other Expense. The following table summarizes other expense for the three and nine months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2009	2008		2009	2008
	(Dollars in thousands)
Compensation and employee benefits	$1,370	$1,446	(5.3)%	$4,261	$4,496	(5.2)%
Premises and occupancy expense	272	254	7.1	817	711	14.9
Deposit insurance premium	66	9	633.3	195	27	622.2
Advertising expense	68	62	9.7	216	215	0.5
Data processing expense	63	69	(8.7)	175	188	(6.9)
ATM service fees	106	88	20.5	321	258	24.4
Provision for loss on sale of other real estate owned	168	—	100.0	168	—	100.0
Other operating expenses	625	553	13.0	1,817	1,557	16.7

Total	$2,738	$2,481	10.4	$7,970	$7,452	7.0

Noninterest expense increased $257,000, or 10.4%, for the quarter ended March 31, 2009, compared to the prior year quarter. The increase is the result of an increase in the FDIC insurance premium of $57,000, and an increase in the provision for loss on other real estate owned of $168,000. The increase in the FDIC insurance premium is the result of credits for premiums no longer being available that were utilized in the prior year quarter. The increase in the provision for loss on other real estate owned is the result of the negative impact the economic recession has had on the market value of other real estate owned by the Bank.

Noninterest expense increased $518,000, or 7.0%, for the nine months ended March 31, 2009, compared to the same period in the prior year. The increase in noninterest expense is due to an increase of $106,000 in premises and occupancy expense, an increase of $168,000 in deposit insurance premium, an increase of $168,000 in provision for loss on the sale of other real estate owned, and an increase of $260,000 in other expense, partially offset by a decrease of $235,000 in employee compensation and benefits. The increase in premises and occupancy expense is due to increased depreciation expenses after branch remodeling that has been done in the current year and increased energy costs from the same period in the prior year. The increase in the deposit insurance premium is the result of credits for premiums no longer being available that were utilized in the prior year. The increase in the provision for loss on the sale of other real estate owned is the result of the negative impact the economic recession has had on the market value of real estate owned by the Bank. The increase to other expense is primarily due to the cost of maintaining and restoring other real estate owned by the Bank to a sellable condition.

On February 27, 2009, the FDIC announced an amendment to its restoration plan for the Deposit Insurance Fund by imposing an emergency special assessment on all insured financial institutions. This special assessment of 20 basis points will occur on June 30, 2009, and will be payable by us on September 30, 2009. The FDIC may impose an additional special assessment of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Subsequently, the FDIC has announced its willingness to lower the special assessment to 10 basis points, but as of May 8, 2009, no final determination has been made. Based on our deposits as of March 31, 2009, we anticipate our special assessment, based on the current guidance from the FDIC, of between a 10 and 20 basis points, to be between $339,000 and $678,000.

Income Taxes. The income tax expense was $259,000 for the quarter ended March 31, 2009 compared to an income tax benefit of $631,000 for the same period in 2008. The increase in expense is primarily due to a $2.2 million increase in pre-tax earnings. Income tax expense increased $1.5 million to an expense of $620,000 for the nine months ended March 31, 2009, compared to a benefit of $903,000 for the same period in 2008. The increase in the income tax expense is primarily due to a $3.9 million increase in pre-tax earnings.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $42.0 million and $35.7 million at March 31, 2009 and June 30, 2008, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $50.5 million and $6.9 million at March 31, 2009 and June 30, 2008, respectively. Total securities classified as available-for-sale were $58.3 million and $38.2 million at March 31, 2009 and June 30, 2008, respectively. In addition, at March 31, 2009 and June 30, 2008, we had the ability to borrow a total of approximately $83.0 million from the Federal Home Loan Bank of Indianapolis. There were $4.1 million and $4.8 million in borrowings outstanding as of March 31, 2009 and June 30, 2008, respectively.

At March 31, 2009 and June 30, 2008, we had $25.2 million and $24.1 million in loan commitments outstanding, respectively. At March 31, 2009, this consisted of $1.7 million of residential mortgage loan commitments, $1.8 million of commercial mortgage loan commitments, $16.3 million in unused home equity lines of credit and $5.4 million in commercial lines of credit. At March 31, 2009 and June 30, 2008, we had $1.3 million in letters of credit outstanding. At June 30, 2008, we had $7.3 million in mortgage loan commitments, $13.2 million in unused home equity lines of credit and $5.9 million in commercial lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Management has determined that the derivative loan commitment value is immaterial as of March 31, 2009 and June 30, 2008. Certificates of deposit due within one year of March 31, 2009 and June 30, 2008 totaled $108.3 million and $82.7 million, respectively. This represented 68.4% and 56.6% of certificates of deposit at March 31, 2009 and June 30, 2008, respectively. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009 and June 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under applicable regulatory guidelines.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2009:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2009 (unaudited)
Tier 1 capital to risk-weighted assets	$50,633	19.12%	$10,591	4.0%	$15,886	6.0%
Total capital to risk-weighted assets	53,132	20.07%	21,182	8.0%	26,477	10.0%
Tier 1 capital to adjusted total assets	50,633	12.69%	15,959	4.0%	19,948	5.0%
Tangible capital to adjusted total assets	50,633	12.69%	5,984	1.5%

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

For the year ended June 30, 2008 and for the nine months ended March 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We use a net portfolio value analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at March 31, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basic Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$57,098	$(8,675)	(13)%	13.99%	(166)bps
200	60,860	(4,914)	(7)%	14.75%	(91)
100	63,688	(2,086)	(3)%	15.29%	(37)
50	64,843	(931)	(1)%	15.50%	(16)
0	65,773			15.66%
(50)	66,690	916	1%	15.81%	15
(100)	67,410	1,637	2%	15.94%	28

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4T.	Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008, and Part II, “Item 1A. Risk Factors” in our Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 14, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2009.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	10,161	$5.48	34,661	127,710
February 1, 2009 to February 28, 2009	—	—	34,661	127,710
March 1, 2009 to March 31, 2009	—	—	34,661	127,710

Total	10,161	$5.48	34,661	127,710

(1)	On August 14, 2008, the Board of Directors of the Company approved the repurchase of up to 162,371 shares of its outstanding common stock, or 5.0% of outstanding shares not held by United Community MHC.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

May 14, 2009	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

May 14, 2009	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer