Form 10-Q/A
period 2009-03-31
United Community Bancorp
filed 2009-05-28
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

United Community Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 14, 2009 (“Original Form 10-Q”) to amend the following:

•

The Company’s Consolidated Statements of Operations in Part I, Item 1, Financial Statements, to correct the amounts reported as income before income taxes and as net income for the nine months ended March 31, 2009, which were reported incorrectly in the Original Form 10-Q; and

•

The Company’s Consolidated Statements of Comprehensive Income (Loss) in Part I, Item I, Financial Statements, to correct the amounts reported as net income and as total comprehensive income for the nine months ended March 31, 2009, which were reported incorrectly in the Original Form 10-Q.

Items included in the Original Form 10-Q that are not included in this Form 10-Q/A are not amended and remain in effect as of the filing date of the Original Form 10-Q. In addition, this Form 10-Q/A does not modify or update the disclosures included in the Original Form 10-Q to reflect events that have occurred after the filing date of the Original Form 10-Q.

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

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	(Unaudited) For the three months ended March 31,		(Unaudited) For the nine months ended March 31,
	2009	2008	2009	2008
Interest income:
Loans	$4,550	$4,668	$13,677	$14,009
Investments and mortgage—backed securities	499	604	1,546	2,414

Total interest income	5,049	5,272	15,223	16,423

Interest expense:
Deposits	1,741	2,871	6,066	8,934
Borrowed funds	33	—	107	—

Total interest expense	1,774	2,871	6,173	8,934

Net interest income	3,275	2,401	9,050	7,489

Provision for loan losses	664	2,030	1,395	3,700

Net interest income after provision for loan losses	2,611	371	7,655	3,789

Other income:
Service charges	396	370	1,326	949
Gain on sale of loans	295	14	316	14
Loss on sale of investments	(77)	(18)	(110)	(18)
Income from Bank Owned Life Insurance	65	37	195	164
Other	56	94	206	270

Total other income	735	497	1,933	1,379

Other expense:
Compensation and employee benefits	1,370	1,446	4,261	4,496
Premises and occupancy expense	272	254	817	711
Deposit insurance premium	66	9	195	27
Advertising expense	68	62	216	215
Data processing expense	63	69	175	188
ATM service fees	106	88	321	258
Provision for loss on sale of other real estate owned	168	—	168	—
Other operating expenses	625	553	1,817	1,557

Total other expense	2,738	2,481	7,970	7,452

Income (loss) before income taxes	608	(1,613)	1,618	(2,284)

Provision (benefit) for income taxes	259	(631)	620	(903)

Net income (loss)	$349	$(982)	$998	$(1,381)

Basic earnings (loss) per share	$0.05	$(0.13)	$0.13	$(0.18)

Diluted earnings (loss) per share	$0.05	$(0.13)	$0.13	$(0.18)

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the three months ended March 31,		For the nine months March 31,
	2009	2008	2009	2008
Net income (loss)	$349	$(982)	$998	$(1,381)

Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	(56)	109	595	616
Plus reclassification adjustment for losses on available for sale securities included in income	50	12	70	12

Total comprehensive income (loss)	$343	$(861)	$1,663	$(753)

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

PART II OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

May 27, 2009	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer