Form 10-K
period 2009-06-30
United Community Bancorp
filed 2009-09-28
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of, “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2008 was $16,114,675. The number of shares outstanding of the registrant’s common stock as of September 1, 2009 was 7,856,974, of which 4,655,200 shares were held by United Community MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company does not undertake the responsibility, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.	Business

United Community Bancorp. United Community Bancorp was organized as a federal corporation upon completion of United Community Bank’s reorganization into the mutual holding company form of organization (the “Reorganization”) on March 30, 2006. As a result of the Reorganization, United Community Bank became a wholly-owned subsidiary of United Community Bancorp and United Community Bancorp became a majority-owned subsidiary of United Community MHC, a federally chartered mutual holding company. United Community Bancorp’s business activities are the ownership of the outstanding capital stock of United Community Bank and management of the investment of offering proceeds retained from the Reorganization. United Community Bancorp neither owns nor leases any property, but instead, uses the premises, equipment and other property of United Community Bank with the payment of appropriate rental fees, as required by applicable law and regulations. In the future, United Community Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

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

United Community Bank. United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana. At June 30, 2009, we had approximately $401.6 million in assets and $339.6 million in deposits. We operate as a community-oriented financial institution offering a full menu of banking services and products to consumers and businesses in our market areas. Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to one of a full-service financial institution servicing the needs of consumer and commercial customers.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 36.56% of the deposits in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County. In addition, banks owned by large out-of-state bank holding companies such as Fifth Third Bancorp and U.S. Bancorp also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Lending Activities

General. We originate loans primarily for investment purposes. Significant segments of our loan portfolio are one- to four- family residential real estate loans, nonresidential real estate and land loans, multi-family residential real estate loans and consumer loans.

One- to Four-Family Residential Real Estate Loans. We offer mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

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

These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate multi-family real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years.

Interest rates and payments on our adjustable-rate loans generally are based on the prime interest rate. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value. When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers on the loan, or, to a lesser extent, serve as a personal guarantor of the loan. Environmental surveys and inspections are generally required for loans over $500,000.

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

At June 30, 2009, the largest outstanding multi-family real estate loan had an outstanding balance of $5.1 million and is secured by apartment buildings in Cincinnati, Ohio. This loan was performing according to its original terms at June 30, 2009.

Nonresidential Real Estate and Land Loans. We offer adjustable-rate mortgage loans secured by nonresidential real estate. Our nonresidential real estate loans are generally secured by commercial buildings. These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate nonresidential real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of three to seven years. Interest rates and payments on these loans generally are based on the prime interest rate. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value (75% for land only loans), the maximum amount of which is limited by our in-house loans to one borrower limit. When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers or as personal guarantors of the loan.

Loans secured by nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Our primary concern in nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships totaling more than $1.0 million, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise and character, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys and inspections are generally required for loans over $500,000.

We also originate loans secured by unimproved property, including lots for single family homes and for mobile homes, raw land, commercial property and agricultural property. The terms and rates of our land loans are the same as our nonresidential and multi-family real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment. Loan amounts generally do not exceed 80% of the lesser of the appraised value or the purchase price.

At June 30, 2009, we had $57.3 million in nonresidential real estate loans outstanding, or 20.7% of total loans, and $5.1 million in land loans outstanding, or 1.8% of total loans.

At June 30, 2009, the largest outstanding nonresidential real estate loan had an outstanding balance of $3.2 million. This loan is secured by a movie theater and was performing according to its original terms at June 30, 2009. At June 30, 2009, our largest land loan, which was performing according to its original terms at that date, had an outstanding balance of $866,000 and was secured by land held for commercial real estate development.

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

At June 30, 2009, our largest outstanding residential construction loan was for $1.3 million, of which $382,000 was outstanding. At June 30, 2009, our largest outstanding commercial construction loan was for $579,000, of which $327,000 was outstanding, and is secured by a commercial office building. These loans were performing in accordance with their original terms at June 30, 2009.

Commercial Loans. We occasionally make commercial business loans to professionals, sole proprietorships and small businesses in our market area. We extend commercial business loans on an unsecured basis and secured basis, the maximum amount of which is limited by our in-house loans to one borrower limit.

We originate secured and unsecured commercial lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows. Commercial lines of credit secured by nonresidential real estate are adjustable-rate loans whose rates are based on the prime interest rate and adjust monthly. Commercial lines of credit secured by nonresidential real estate have a maximum term of five years and a maximum loan-to-value ratio of 80% of the pledged collateral when the collateral is commercial real estate. We also originate commercial lines of credit secured by marketable securities and unsecured lines of credit. These lines of credit, as well as certain commercial lines of credit secured by nonresidential real estate, require that only interest be paid on a monthly or quarterly basis and have a maximum term of five years.

We also originate secured and unsecured commercial loans. Secured commercial loans are generally collateralized by nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment and furniture and fixtures. We originate both fixed-rate and adjustable-rate commercial loans with terms up to 20 years for secured loans and up to five years for unsecured loans. Adjustable-rate loans are based on prime and adjust either monthly or annually. Where the borrower is a corporation, partnership or other entity, we generally require significant equity holders to be co-borrowers, and in cases where they are not co-borrowers, we generally require personal guarantees from significant equity holders.

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At June 30, 2009, our largest commercial loan was a $595,000 loan secured by the accounts receivable of a public utilities company. This loan was performing in accordance with its original terms at June 30, 2009.

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

We generally offer home equity loans and lines of credit with a maximum combined loan to value ratio of 90%. Our lowest interest rates are generally offered to customers with a maximum combined loan to value ratio of 80% or less. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate. Home equity lines of credit generally require that only interest be paid on a monthly basis and have terms up to 20 years. Interest rates on these loans typically adjust monthly. We offer fixed-rate and adjustable-rate home equity loans. Home equity loans with fixed-rates have terms that range from one to 15 years. Home equity loans with adjustable-rates have terms that range from 1 to 30 years. Interest rates on these loans are based on the prime interest rate. We hold a first mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.

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

We underwrite all loan participations to our own underwriting standards and will not participate in a loan unless each participant has at least a 10% interest in the loan. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we require the lead lender to provide us with annual financial statements from the borrower. Generally, we also conduct an annual internal loan review for loan participations.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise on television and on radio and in newspapers that are widely circulated in Dearborn County, Indiana. Accordingly, when our rates are competitive, we attract loans from throughout Dearborn County. We occasionally purchase loans and participation interests in loans to supplement our origination efforts.

We generally originate loans for our portfolio, but our current practice is to sell to the secondary market almost all newly originated conforming fixed-rate, 15-, 20- and 30-year one- to four-family residential real estate loans and to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Generally, loans are sold to Freddie Mac with servicing retained.

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

The Board Loan Committee, consisting of the President, the Executive Vice President and three to four other members of the board, may approve consumer and commercial loans secured by real estate up to $1,000,000, consumer and commercial loans secured by assets other than real estate up to $300,000 and unsecured consumer commercial loans up to $100,000.

All loans in excess of these limits must be approved by the full Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our unimpaired capital and surplus. At June 30, 2009, our general regulatory limit on loans to one borrower was $7.7 million. On June 30, 2009, our largest lending relationship was a $6.3 million commercial real estate loan relationship. The loans that comprise this relationship were performing according to their original terms at June 30, 2009. In 2007, to reduce the risk of loss to any one borrower, the Board established a loans to one borrower limit of 7.5% of unimpaired capital and surplus. Any relationship in excess of 7.5% at the time of implementation would have been grandfathered in and allowed to continue.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2009.

At June 30, 2009, our investment portfolio totaled $76.7 million and consisted primarily of U.S. Government-sponsored entity securities and mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, and securities of municipal governments.

At June 30, 2009, $24.5 million of our investment portfolio consisted of callable securities. These securities were included in U.S. Government agency bonds and municipal bonds at June 30, 2009. These securities contain either a one-time call option or may be called anytime after the first call date. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities. The following table indicates the amount of callable securities by time remaining until the first call date.

First Call Date	First Call Amount	Number of Securities
0 – 1 year	$10,250,000	6
1 – 2 years	$7,802,000	4
Greater than 5 years	$6,430,000	6

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

Deposit Accounts. Substantially all of our depositors are residents of the State of Indiana. We attract deposits in our market area through advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2009, $124.3 million, or 36.6% of our total deposits, were municipal deposits. At June 30, 2009, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At June 30, 2009, $3.8 million was advanced from the Federal Home Loan Bank at an interest rate of 3.2%.

Personnel

As of June 30, 2009, we had 75 full-time employees and 11 part-time employees, none of which are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

United Community Bank has two subsidiaries: United Community Bank Financial Services, Inc. and UCB Real Estate Management Holdings, LLC. United Community Bank Financial Services, Inc. receives commissions from the sale of non-deposit investment and insurance products. UCB Real Estate Management Holdings, LLC owns and operates real estate that has been acquired through, or in lieu of, foreclosure.

Regulation and Supervision

General

As a federal mutual holding company, United Community MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision (“OTS”). United Community Bancorp, as a federally chartered corporation, is also subject to reporting to and regulation by the OTS. United Community Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. United Community Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. United Community Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test United Community Bank’s safety and soundness and compliance with various regulatory requirements.

This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on United Community MHC, United Community Bancorp, United Community Bank and their operations. In particular, the Obama Administration has proposed legislation that would significantly change the way in which United Community MHC and United Community Bank are regulated. In as much as such legislation may be changed before enactment, or may not be enacted at all, Management is not in a position to evaluate the ultimate impact. Certain regulatory requirements currently applicable to United Community Bank and to United Community MHC are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on United Community Bank and United Community MHC and is qualified in its entirety by reference to the actual statutes and regulations.

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

Activities Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and OTS regulations, a mutual holding company, such as United Community MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Association Holding Company Act, unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the OTS.

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

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of United Community MHC and the institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Acquisition of United Community MHC. Under the Federal Change in Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of United Community MHC or the institution, unless the OTS has found that the acquisition will not result in a change of control of United Community MHC. Under the Change in Control Act, the OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Conversion of United Community MHC to Stock Form. OTS regulations permit United Community MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no present intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to United Community Bancorp, United Community MHC’s corporate existence would end and certain depositors of United Community Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than United Community MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than United Community MHC own the same percentage of common stock in the new holding company as they owned in United Community Bancorp immediately before conversion. The total number of shares held by stockholders other than United Community MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2009, United Community Bank met each of its capital requirements.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a Restoration Plan to replenish the fund, has adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has adopted further refinements to its risk-based assessment that are effective April 1, 2009 and effectively make the range seven to 77 1/2 basis points. On May 22, 2009, the FDIC issued a final rule that will impose a special five basis points assessment on each institution’s assets minus Tier 1 capital as of June 30, 2009, which will be payable to the FDIC on September 30, 2009. If after June 30, 2009, the reserve ratio of the Deposit Insurance Fund falls to a level that the Board of the FDIC (“the Board”) believes would adversely affect public confidence or to a level close to or below zero, the Board may impose an additional special assessment of up to five basis points on each institution’s assets minus Tier 1 capital for the third and fourth quarters of 2009 if deemed necessary. The cost of this special five basis points assessment to United Community Bank based on assets minus Tier 1 capital as of June 30, 2009, would be $178,000. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until December 31, 2013. Thereafter, regular deposit accounts will be insured up to a maximum of $100,000 and self-directed retirement accounts up to a maximum of $250,000.

In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the FDIC through June 30, 2012 and under certain conditions through December 31, 2012. United Community Bank made the business decision not to participate in the unlimited noninterest bearing transaction account coverage and United Community Bank, United Community Bancorp and United Community MHC opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ending June 30, 2009 averaged 1.10 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of United Community Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of United Community Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2009, United Community Bank met the qualified thrift lender test.

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

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OTS assessments paid by United Community Bank for the fiscal year ended June 30, 2009 totaled $99,000.

Federal Home Loan Bank System

United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Community Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2009 of $2.0 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, United Community Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. United Community Bank complies with the foregoing requirements.

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2005. For its 2009 tax year, United Community Bank’s maximum federal income tax rate was 34%.

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

Executive Officers of United Community Bancorp and United Community Bank

Name	Age at June 30, 2009	Principal Position

William F. Ritzmann	61	President and Chief Executive Officer

Elmer G. McLaughlin	57	Executive Vice President, Chief Operating Officer and Corporate Secretary

James W. Kittle	51	Senior Vice President, Lending

Vicki A. March, CPA	53	Senior Vice President, Chief Financial Officer and Treasurer

W. Michael McLaughlin	50	Senior Vice President, Operations

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

Our business is concentrated in the Lawrenceburg, Indiana area. Lawrenceburg is the site of a riverboat casino that opened in 1996. The economy of the Lawrenceburg metropolitan area significantly depends on services and industries related to gaming and tourism. Any event that negatively and materially impacts the gaming and tourism industry will adversely impact the Lawrenceburg economy.

Gaming revenue is vulnerable to fluctuations in the national economy. There has been a prolonged downturn in the national economy, however, its impact on Lawrenceburg and its gaming industry has not been as significant as in other parts of the country. Tax revenue from the gaming industry has decreased over the last year, but not to the extent that it has affected civil services or other areas.

A continued deterioration in economic conditions generally, and a slowdown in gaming and tourism activities in particular, could result in the following consequences, any of which could adversely affect our business, financial condition, results of operations and prospects and expose us to a greater risk of loss:

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

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2009, $124.3 million, or 36.6% of our total deposits, consisted of municipal deposits. Municipal deposits are generally short-term deposits and are generally considered rate-sensitive instruments. Consequently, if our municipal deposits decrease to a level where we would need to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would hurt our profits.

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

At June 30, 2009, $119.1 million, or 43.0%, of our loan portfolio consisted of multi-family residential and nonresidential real estate and land loans. We have grown our loan portfolio in recent years, particularly with respect to multi-family residential and nonresidential real estate and land loans and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, since such loans generally entail greater credit risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our multi-family residential and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At June 30, 2009, our largest multi-family residential, nonresidential real estate, or land lending relationship was a $6.3 million multi-family residential real estate loan relationship. This loan relationship was within our maximum lending limit to one borrower at June 30, 2009.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2008, the most recent date for which information is available, we held 36.56% of the deposits in Dearborn County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

We operate in a highly regulated environment and may be adversely affected by changes in regulators, laws and regulations.

The regulatory environment for banks, savings associations and other financial institutions is under scrutiny from Congress at this time. New legislation may lead to significant changes in our regulatory environment.

Currently, we are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and is intended primarily for the protection of the insurance fund and the depositors and borrowers of United Community Bank rather than for holders of United Community Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation, oversight, and fees assessed by our regulators, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

The current administration has proposed comprehensive legislation intended to modernize regulation of the United States financial system. The proposed legislation contains several provisions that would have a substantial impact on the operations of United Community Bancorp and United Community Bank if the legislation were enacted. For example, under the proposed legislation, the federal savings association charter would be eliminated and the Office of Thrift Supervision would be consolidated with the Comptroller of the Currency, the regulator or national banks, into a new regulator, the National Bank Supervisor. The proposed legislation would require United Community Bank to become a national bank or convert to a state-chartered institution. The proposed legislation would also eliminate the status of “savings and loan holding company” and mandate that all companies that control an insured depository institution register as bank holding companies subject to regulation by the Federal Reserve Board.

Registration as a bank holding company would represent a significant change, as material differences currently exist between savings and loan holding company and bank holding company supervision and regulation. For example, bank holding companies above a specified asset size are subject to consolidated leverage and risk-based capital requirements whereas savings and loan holding companies are not subject to such requirements. Additionally, Office of Thrift Supervision regulations permit mutual holding company parents, such as United Community MHC, to waive the receipt of dividends paid by their mutual holding company subsidiaries. Mutual holding companies in the bank holding company structure have generally not been permitted to waive dividends. Accordingly, if United Community Bancorp were required to register as a bank holding company, United Community MHC may not be able to waive the receipt of dividends paid by United Community Bancorp. If it could not waive the receipt of dividends, United Community Bancorp may have to reduce the rate of the dividends it pays to its shareholders.

The proposed legislation would also create a new federal agency, the Consumer Financial Protection Agency, that would administer and enforce fair lending and consumer compliance laws with respect to financial products and services, instead of the bank regulatory agencies. If enacted, that aspect of the legislation could result in new regulatory requirements and increased regulatory costs for us.

Because any final legislation may differ significantly from the current administration’s proposal, the specific effects of the legislation cannot be evaluated at this time.

United Community MHC’s majority control of United Community Bancorp’s common stock enables it to exercise voting control over most matters put to a vote of stockholders including preventing sale or merger transactions or a second-step conversion transaction you may find advantageous.

United Community MHC owns a majority of United Community Bancorp’s common stock and, through its board of directors, exercises voting control over most matters put to a vote of stockholders. The same directors and officers who manage United Community Bancorp and United Community Bank also manage United Community MHC. As a federally chartered mutual holding company, the board of directors of United Community MHC must ensure that the interests of depositors of United Community Bank are represented and considered in matters put to a vote of stockholders of United Community Bancorp. Therefore, the votes cast by United Community MHC may not be in your personal best interests as a stockholder. For example, United Community MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of United Community Bancorp. In addition, stockholders are not able to force a merger or second-step conversion transaction without the consent of United Community MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

OTS policy on remutualization transactions could prohibit acquisition of United Community Bancorp, which may adversely affect our stock price.

Current OTS regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has resulted in a degree of takeover speculation for mutual holding companies that is reflected in the per share price of mutual holding companies’ common stock. However, the OTS has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the OTS intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the OTS’s concerns are not warranted in the particular case. Should the OTS prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected.

Anti-takeover provisions in our charter restrict the accumulation of United Community Bancorp’s common stock, which may adversely affect our stock price.

United Community Bancorp’s charter provides that, for a period of five years from the date of the reorganization, no person, other than United Community MHC, may acquire directly or indirectly the beneficial ownership of more than 10.0% of any class of any equity security of United Community Bancorp. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10.0% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. This provision makes it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

OTS regulations may restrict United Community Bank’s ability to make capital distributions, which could limit our ability to pay dividends to our shareholders.

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

Our mutual holding company structure limits our ability to raise additional equity capital.

Even though we are already well capitalized, our mutual holding company structure limits our ability to raise additional equity capital without undertaking a second-step conversion transaction because we cannot issue stock in an amount that would cause United Community MHC to own less than a majority of our outstanding shares. Currently, United Community MHC owns approximately 59% of our outstanding shares. In addition, any stock issuance by us must be approved by the OTS and must be structured in a manner similar to a mutual to stock conversion, including the stock purchase priorities accorded to members of the mutual holding company, unless otherwise approved by the Office of Thrift Supervision. These requirements limit our ability to control the timing and structure of a stock offering.

Our asset valuation may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect our results of operations or financial condition.

We must use estimates, assumptions, and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flows and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

UCB relies on other companies to provide key components of its business infrastructure.

Third party vendors provide key components of United Community Bancorp’s business infrastructure such as internet connections, network access and fund distribution. While United Community Bancorp has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect United Community Bancorp’s ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth the location of the Company’s office facilities at June 30, 2009, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased		Date of Lease Expiration	Net Book Value as of June 30, 2009

Main Office:
92 Walnut Street Lawrenceburg, Indiana 47025	2004	Owned		—	$1,364,000

Full-Service Branches:
215 W. Eads Parkway Lawrenceburg, Indiana 47025	1914	Owned		—	557,000

19710 Stateline Road Lawrenceburg, Indiana 47025	2000	Owned		—	703,000

447 Bielby Road Lawrenceburg, Indiana 47025	1999	Leased		2/2011	—

500 Green Blvd Aurora, Indiana 47001	2006	Owned		—	1,124,000

7600 Frey Road St. Leon, Indiana 47012	2006	Owned		—	1,254,000

Other Properties:
(Future Site of Milan Branch Office) Corner of State Route 350 & State Route 101 Milan, Indiana 47031	Future	Owned	(1)	—	135,000

(1)	Land only.

Item 3.	Legal Proceedings

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

The Company’s common stock, par value $0.01 per share, is traded on the Nasdaq Global Market under the symbol “UCBA.” On June 30, 2009, there were 707 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 2006. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See “Business—Regulation and Supervision—Limitation on Capital Distributions” and Note 15 to the consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K, for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock.

Fiscal year 2009:	High	Low	Dividends Declared
First Quarter	$9.99	$5.01	$0.09
Second Quarter	$9.64	$4.64	$0.09
Third Quarter	$6.96	$3.70	$0.09
Fourth Quarter	$7.20	$5.40	$0.10

Fiscal Year 2008:	High	Low	Dividends Declared
First Quarter	$12.05	$11.33	$0.08
Second Quarter	$12.20	$10.92	$0.08
Third Quarter	$11.64	$9.39	$0.08
Fourth Quarter	$9.62	$6.62	$0.09

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchases during the three months ended June 30, 2009.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: April
April 1 to April 30	—	—	—	127,710
Month #2: May
May 1 to May 31	—	—	—	127,710
Month #3: June
June 1 to June 30	10,000	$6.55	10,000	117,710

Total	10,000	$6.55	10,000	117,710

On August 14, 2008, the Board of Directors of the Company approved the repurchase of up to 162,371 shares of its outstanding common stock, or 5% of outstanding shares not held by United Community MHC.

Item 6.	Selected Financial Data

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Financial Condition Data:
Total assets	$401,579	$382,726	$381,061	$354,707	$331,505
Cash and cash equivalents	27,004	35,710	43,025	15,010	76,263
Securities held-to-maturity	175	200	223	245	265
Securities available-for-sale	46,769	13,816	17,231	42,083	9,937
Mortgage-backed securities available-for-sale	29,713	24,211	26,701	34,263	28,199
Loans receivable, net	272,270	284,352	273,605	244,537	200,878
Deposits	339,616	320,774	316,051	289,807	299,379
Advances from Federal Home Loan Bank	3,833	4,833	—	—	—
Stockholders’ equity	55,079	54,489	62,461	62,485	29,736

	For the Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Operating Data:
Interest income	$19,912	$21,615	$21,687	$17,878	$13,471
Interest expense	7,906	11,353	10,576	7,762	4,656

Net interest income	12,006	10,262	11,111	10,116	8,815
Provision for loan losses	2,447	4,718	730	120	857

Net interest income after provision for loan losses	9,559	5,544	10,381	9,996	7,958
Other income	2,787	2,197	2,848	1,189	1,708
Other expense	11,450	9,850	9,250	9,572	6,979

Income (loss) before income taxes	896	(2,109)	3,979	1,613	2,687
Provision (benefit) for income taxes	177	(653)	1,485	575	642

Net income (loss)	$719	$(1,456)	$2,494	$1,038	$2,045

	At or for the Years Ended June 30,
	2009	2008	2007	2006	2005
Performance Ratios:
Return on average assets	0.18%	(0.38)%	0.67%	0.31%	0.75%
Return on average equity	1.31	(2.48)	3.96	2.53	7.02
Interest rate spread (1)	3.04	2.43	2.68	2.94	3.33
Net interest margin (2)	3.25	2.85	3.15	3.15	3.44
Noninterest expense to average assets	2.92	2.58	2.48	2.82	2.55
Efficiency ratio (3)	77.40	79.06	66.27	84.67	68.06
Average interest-earning assets to average interest-bearing liabilities	110.34	112.97	115.40	108.42	105.64
Average equity to average assets	14.02	15.41	16.92	12.07	10.64
Dividend payout ratio (4)	152.43	NM	41.46	38.09	N/A

Capital Ratios:
Tangible capital	12.08	13.00	13.42	13.23	8.76
Core capital	12.08	13.00	13.42	13.23	8.76
Total risk-based capital	18.40	20.51	21.24	19.66	15.59

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	3.40	2.62	1.14	0.33	0.72
Allowance for loan losses as a percent of total loans	1.53	1.59	0.97	0.85	1.10
Allowance for loan losses as a percent of nonperforming loans	45.10	61.98	84.55	256.39	153.21
Net charge-offs to average outstanding loans during the period	1.00	1.06	0.06	0.12	0.07

Other Data:
Number of:
Real estate loans outstanding	1,463	1,396	1,456	2,146	2,288
Deposit accounts	24,572	22,175	21,655	19,380	18,362
Offices	6	6	6	5	4

NM	Not meaningful.
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expense divided by the sum of net interest income and other income.
(4)	Due to the timing of the Bank’s reorganization into the mutual holding company structure and the completion of the Company’s minority stock offering on March 30, 2006, the 2006 calculation is based solely on earnings subsequent to that date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, advertising and public relations expenses, regulatory fees and deposit insurance premiums and various other miscellaneous expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes and expenses for health insurance and other employee benefits, and stock-based compensation.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes, insurance and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years.

Advertising and public relations expenses include expenses for print, radio and television advertisements, promotions, third-party marketing services and premium items.

Regulatory fees and deposit insurance premiums are primarily payments we make to the FDIC for insurance of our deposit accounts.

Other expenses include expenses for supplies, telephone and postage, data processing, expenses related to other real estate owned by the Bank, director and committee fees, professional fees, insurance and surety bond premiums and other fees and expenses.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 3 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Operating Strategy

Our mission is to operate and grow a profitable, independent community-oriented financial institution serving primarily retail customers and small businesses in our market areas. We plan to continue our strategy of:

•	increasing core deposits through the expansion of our branch network and new deposit products;

•	expanding our branch network and upgrading our existing branches;

•	pursuing opportunities to increase and diversify our loan portfolio in our expanding market areas;

•	applying disciplined underwriting practices to maintain a high quality loan portfolio; and

•	continuing to increase our sale of non-deposit investment products and services.

Increasing core deposits through the expansion of our branch network and new deposit products

Historically, retail deposits are our primary source of funds for investing and lending. However, in recent years, we have increased our reliance on municipal deposits significantly. These municipal deposits represent tax and other revenues from the local gaming industry. Currently, our core deposits include all deposit account types except certificates of deposit and municipal deposits. Core deposits are generally lower in cost to us than certificate of deposit accounts, and they are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2009, core deposits represented 36.6% of our total deposits. We believe that expanding our branch network and offering new deposit and savings products will contribute to increasing core deposits.

Expanding our branch network and upgrading our existing branches

We have opened four new branches, including our Aurora branch office which opened in September 2006 and our St. Leon branch office which opened in May 2007. In addition to these branches, we have acquired a branch site in Milan, Indiana for a cost of $135,000. The total expected cost, including improvements, for the new Milan branch is approximately $750,000. Construction of this branch has not yet started.

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

Pursuing opportunities to increase and diversify our lending portfolio in our expanding market areas

In recent years we have sought to diversify our loan portfolio beyond residential mortgage loans. At June 30, 2009 our multi-family and nonresidential real estate, land, consumer, commercial business, and construction loan portfolio was 50.7% of our total loan portfolio. During this period, we have taken advantage of the significant growth in both residential and nonresidential real estate development in our market and have originated loans in other market areas. We expect to continue to expand all of our lending activities and, in particular, intend to continue to pursue the larger lending relationships associated with multi-family and nonresidential real estate. We expect that our loan portfolio, including our multi-family and nonresidential real estate, commercial business and construction loan portfolio, will continue to increase.

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio

We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. The recession in the local and national economy during the year ended June 30, 2009 has had a negative impact on the ability of some of our borrowers to repay their loans. Our nonperforming loans were $6.0 million or 2.19% of our total loans at June 30, 2009, compared to $7.5 million or 2.62% at June 30, 2008, and $3.2 or 1.14% at June 30, 2007. Management is continuing to work with these borrowers to minimize the risk of loss to the Bank, and has continued to tighten lending standards in an effort to reduce nonperforming loans in the future.

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

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2009, these loans totaled $124.4 million, or 44.8% of total gross loans, compared to $135.0 million, or 46.5% of total loans, at June 30, 2008 and $126.4 million, or 45.4% of total loans, at June 30, 2007. As a percentage of the total loan portfolio, one- to four-family residential loans have decreased at a faster pace than our entire loan portfolio over the last two years. This decrease is due to customers refinancing into lower fixed rate loans that are being sold to Freddie Mac.

Multi-family and nonresidential real estate and land loans totaled $119.1 million and represented 42.7% of total loans at June 30, 2009, compared to $116.9 million, or 40.4% of total loans, at June 30, 2008 and $113.8 million, or 41.0% of total loans, at June 30, 2007. Our multi-family and nonresidential real estate loan portfolio growth as a percentage of the overall portfolio is the result of one- to four-family loans being refinanced into lower fixed rates and sold to Freddie Mac.

Construction loans totaled $1.6 million, or 0.6% of total loans, at June 30, 2009, compared to $2.5 million, or 0.9% of total loans, at June 30, 2008 and $9.5 million, or 3.4% of total loans, at June 30, 2007. The decrease in construction loans generally is the result of the overall economic recession and its impact on new construction in our market areas.

Commercial business loans totaled $4.4 million, or 1.6% of total loans, at June 30, 2009, compared to $6.1 million, or 2.1% of total loans, at June 30, 2008 and $5.9 million, or 2.1% of total loans, at June 30, 2007.

Consumer loans totaled $27.8 million, or 10.0% of total loans, at June 30, 2009, compared to $29.5 million, or 10.1% of total loans, at June 30, 2008 and $22.6 million, or 8.1% of total loans, at June 30, 2007. The slight decrease in the consumer loan portfolio for the year ended June 30, 2009 is primarily attributable overall economic downturn and borrowers consolidating short term debt into longer term first mortgages at lower rates.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$124,391	44.8%	$134,965	46.5%	$126,398	45.4%	$117,060	47.2%	$109,325	53.2%
Multi-family	47,060	22.3	43,671	15.1	37,500	13.5	20,250	8.2	13,194	6.4
Total residential real estate loans	171,451	67.1	178,636	61.6	163,898	58.9	137,310	55.4	122,519	59.6
Construction	1,609	0.6	2,493	0.9	9,507	3.4	11,228	4.5	5,899	2.9
Nonresidential real estate and land	72,029	20.7	73,238	25.3	76,333	27.5	73,419	29.6	59,263	28.8
Commercial business	4,439	1.6	6,062	2.1	5,937	2.1	5,005	2.0	4,996	2.4
Consumer:
Home equity	21,591	7.8	19,608	6.7	16,580	6.0	15,872	6.4	9,205	4.5
Auto	1,761	0.6	1,960	0.7	2,049	0.7	2,587	1.1	2,161	1.1
Share loans	1,272	0.5	1,382	0.5	1,250	0.4	1,258	0.5	861	0.4
Other	3,150	1.1	6,547	2.2	2,716	1.0	1,127	0.5	610	0.3

Total consumer loans	27,774	10.0	29,497	10.1	22,595	8.1	20,844	8.5	12,837	6.3

Total loans	$277,302	100.0%	$289,774	100.0%	$278,270	100.0%	$247,806	100.0%	$205,514	100.0%

Less (Plus):
Deferred loan fees (costs)	(412)		(381)		(300)		(279)		(173)
Undisbursed portion of loans in process	1,231		1,184		2,294		1,443		2,543
Allowance for loan losses	4,213		4,619		2,671		2,105		2,266

Loans, net	$272,270		$284,504		$273,605		$244,537		$200,878

Loan Maturity

The following table sets forth certain information at June 30, 2009 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four-Family Real Estate Loans	Multi-family Real Estate Loans	Construction Loans	Non-residential Real Estate and Land Loans	Consumer and Commercial Business Loans	Total Loans
	(In thousands)
At June 30, 2009
Amounts due in:
One year or less	$43,289	$10,518	$1,609	$18,341	$27,578	$101,335
More than one to five years	42,616	29,489	—	46,334	2,538	120,977
More than five years	38,486	7,053	—	7,354	2,097	54,990

Total	$124,391	$47,060	$1,609	$72,029	$32,213	$277,302

The following table sets forth the dollar amount of all loans at June 30, 2009 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
At June 30, 2009
Residential real estate:
One- to four-family	$28,801	$95,590	$124,391
Multi-family	1,733	45,327	47,060
Construction	382	1,227	1,609
Nonresidential real estate and land	15,584	56,445	72,029
Consumer and commercial business	6,357	25,856	82,213

Total	$52,857	$224,445	$277,302

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2009	2008	2007
	(In thousands)
Total loans at beginning of period	$289,774	$278,270	$247,806
Loans originated:
Real estate mortgages	42,602	49,993	63,233
Land	589	2,377	3,123
Construction	2,616	15,706	885
Commercial business	837	2,487	2,936
Consumer	2,631	4,701	9,672

Total loans originated	49,275	75,264	79,849
Loans purchased	—	—	4,000
Deduct:
Loan principal repayments	33,372	61,970	51,118
Loan sales	28,375	1,790	2,267
Other repayments	—	—	—

Net loan activity	(12,472)	11,656	30,464

Total loans at end of period	$277,302	$289,774	$278,270

Securities. Our securities portfolio consists primarily of callable U.S. government agency bonds, U.S. government agency mortgage-backed securities, and municipal bonds. In the year ended June 30, 2009, our securities totaled $76.7 million, an increase of $38.5 million from $38.2 at June 30, 2008, and an increase of $32.5 million from $44.2 million at June 30, 2007. The increase in 2009 was primarily the result of redeploying the proceeds from the sales of loans into higher yielding investment securities. The decrease in 2008 was primarily as a result of the redeployment of these funds into higher yielding loans. Our callable securities consist of U.S. government agency bonds which contain either a one-time call option or may be callable anytime after the first call date.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. League intermediate term portfolio	$60	$47	$1,785	$1,718	$2,069	$2,013
Callable agency bonds	39,515	39,641	8,943	8,864	13,843	13,610
Freddie Mac common stock	—	—	9	155	9	574
Municipal bonds	7,091	6,952	3,040	2,929	960	953
Other equity securities	211	129	211	150	78	81
Mortgage-backed securities	29,144	29,713	24,683	24,211	27,642	26,701

Total	$76,021	$76,482	$38,671	$38,027	$44,601	$43,932

Securities held-to-maturity:
Municipal bonds	$175	$175	$200	$200	$223	$223

At June 30, 2009, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our stockholders’ equity. At June 30, 2009, we did not hold any stock in Fannie Mae.

The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2009. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis as the amount would be immaterial. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. League intermediate term portfolio	$47	4.21%	$—	—%	—	—%	$—	—%	$47	4.21%
Callable agency bonds	12,042	0.69	26,518	2.17	1,081	4.63	—	—	39,641	1.79
Municipal bonds	390	3.30	—	—	268	4.21	6,294	3.54	6,952	3.55
Other equity securities	129	5.87	—	—	—	—	—	—	129	5.80
Mortgage-backed securities	—	—	318	5	11,133	4.73	18,262	4.88	29,713	4.83

Total	$12,608		$26,836		$12,482		$24,556		$76,482

Securities held-to-maturity:
Municipal bonds	$—	—%	$—	—%	$175	5.62%%	$—	—%	$175	5.62%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. During the year ended June 30, 2009, our deposits increased $18.8 million or 5.9%, primarily as a result of increases in NOW accounts. The increase in NOW accounts is attributable to increased marketing and promoting of these accounts in our local market area over the past year. During fiscal 2008, our municipal deposits decreased primarily as a result of a decrease in tax revenues during the current economic recession. During the year ended June 30, 2008, our deposits increased by $4.7 million, or 1.5%, primarily as a result of increases in certificates of deposit. During fiscal 2008, our municipal deposits decreased as a result of a decrease in the revenue earned by local casinos during that time and an increase in expenditures made by the local municipalities.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2009		2008		2007
	(In thousands)
NOW accounts	$71,854		$64,206		$63,540
Passbook accounts	40,980		41,787		42,166
Money market deposit accounts	61,933		68,621		67,856
Certificates of deposit	164,849		146,160		142,489

Total	$339,616	(1)(4)	$320,774	(2)(4)	$316,051	(3)(4)

(1)	Includes $124.3 million in municipal deposits.
(2)	Includes $127.5 million in municipal deposits.
(3)	Includes $138.0 million in municipal deposits.
(4)	No investments are pledged to secure the municipal deposits. The municipal deposits are insured by the Public Deposit Insurance Fund administered by the Indiana Board for Depositories.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2009. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2009.

Maturity Period	Certificates of Deposit
(In thousands)
At June 30, 2009
Three months or less	$24,587
Over three through six months	12,258
Over six through twelve months	21,472
Over twelve months	31,488

Total	$89,805

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2009	2008	2007
	(In thousands)
0.00 - 1.00%	$3,636	$2,379	$67
1.01 - 2.00%	5,502	362	437
2.01 - 3.00%	51,885	18,193	1,688
3.01 - 4.00%	62,733	27,195	7,825
4.01 - 5.00%	26,483	58,694	37,451
5.01 - 6.00%	14,478	39,198	94,882
6.01 - 7.00%	132	139	139

Total	$164,849	$146,160	$142,489

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2009.

	Amount Due					Total	Percent of Total Certificate of Deposit Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)
0.00 – 1.00%	$130	$3,398	$78	$10	$20	$3,636	2.2%
1.01 – 2.00%	5,484	18	—	—	—	5,502	3.3%
2.01 – 3.00%	33,190	18,414	199	83	—	51,886	31.4%
3.01 – 4.00%	44,261	12,032	5,553	261	627	62,734	38.1%
4.01 – 5.00%	16,300	5,023	3,266	1,655	240	26,484	16.1%
5.01 – 6.00%	9,187	5,116	145	27	—	14,475	8.8%
6.01 – 7.00%	—	132	—	—	—	132	0.1%

Total	$108,552	$44,133	$9,241	$2,036	$887	$164,849	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2009	2008	2007
	(In thousands)
Beginning balance	$320,774	$316,051	$289,807

Increase (decrease) before interest credited	11,014	(6,593)	15,765

Interest credited	7,828	11,316	10,479

Net increase in deposits	18,842	4,723	26,244

Ending balance	$339,616	$320,774	$316,051

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Indianapolis to supplement our supply of funds for loans and investments.

	Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$7,750	$5,000	$9,100
Average advances outstanding during the period:
FHLB advances	$4,292	$922	$2,050
Weighted average interest rate during the period:
FHLB advances	3.20%	4.01%	4.73%
Balance outstanding at end of period:
FHLB advances	$3,833	$4,833	$—
Weighted average interest rate at end of period:
FHLB advances	3.20%	3.20%	N/A

Results of Operations for the Years Ended June 30, 2009 and 2008

Overview.

	2009	2008	% Change 2009/2008
	(Dollars in thousands)
Net income (loss)	$719	$(1,456)	149.4%
Return (loss) on average assets	0.18%	(0.38)%	147.4
Return (loss) on average equity	1.31%	(2.48)%	152.8
Average equity to average assets	14.02%	15.41%	(9.0)

Net income for the year ended June 30, 2009 was $719,000, compared to a net loss of $1.5 million for the year ended June 30, 2008. The increase in net income resulted from a $3.4 million decrease in interest expense and a $2.3 million decrease in the provision for loan loss, offset by a $1.6 million increase in other expenses and an $830,000 increase in the provision for income taxes.

Net Interest Income.

Net interest income increased $1.7 million, or 17.0%, in the year ended June 30, 2009, as compared to the prior year. The increase is the result of a decrease in the average interest rate paid on interest-bearing liabilities from 3.56% to 2.36%, partially offset by a decrease in the average rate earned on interest-earning assets from 5.99% to 5.40%. The decrease in rates was attributable to decreases in market interest rates in the year ended June 30, 2009.

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

	Year Ended June 30,
	2009			2008
	(Dollars in Thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$282,978	$17,784	6.28%	$286,520	$18,663	6.51%
Investment securities	50,462	1,971	3.91	38,803	1,862	4.80
Other interest-earning assets	35,439	157	0.44	35,376	1,090	3.08

Total interest-earning assets	368,879	19,912	5.40	360,699	21,615	5.99

Noninterest-earning assets	23,607			20,544

Total assets	$392,486			$381,243

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$136,417	1,609	1.18	$135,766	3,731	2.75
Passbook accounts	40,358	285	0.71	37,101	570	1.54
Certificates of deposit	153,208	5,872	3.83	145,486	7,015	4.82

Total interest-bearing deposits	329,983	7,766	2.35	318,353	11,316	3.55

FHLB advances	4,333	140	3.23	922	37	4.01

Total interest-bearing liabilities	334,316	7,906	2.36	319,275	11,353	3.56

Noninterest-bearing liabilities	3,132			3,200

Total liabilities	337,448			322,475

Total stockholders’ equity	55,038			58,768

Total liabilities and stockholders’ equity	$392,486			$381,243

Net interest income		$12,006			$10,262

Interest rate spread			3.04%			2.43%
Net interest margin			3.25%			2.85%
Average interest-earning assets to average interest-bearing liabilities			110.34%			112.97%

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

	Year Ended June 30, 2009 Compared to 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$(231)	$(648)	$(879)
Investment securities	559	(450)	109
Other interest-earning assets	2	(935)	(933)

Total interest-earning assets	330	(2,033)	(1,703)

Interest expense:
Deposits	413	(3,963)	(3,550)
FHLB advances	137	(34)	103

Total interest-bearing liabilities	550	(3,997)	(3,447)

Net change in net interest income	$(220)	$1,964	$1,744

Provision for Loan Losses.

The provision for loan losses was $2.4 million for the year ended June 30, 2009, compared to $4.7 million for the prior year. The decrease in the provision is due to the amount of charge-offs, which have remained relatively unchanged and the decrease in nonperforming assets in 2009. From the prior year to the current, charge-offs increased $37,000. At June 30, 2009, the majority of nonperforming loans was comprised of seven commercial loans in four loan relationships, totaling $5.6 million. The nonperforming loans included: 1) a $1.6 million loan secured by a mobile home park, which has seen decreased occupancy while addressing environmental concerns during the last year. All environmental concerns have been addressed by management and the park is looking to increase occupancy; 2) a $1.4 million loan secured by an apartment complex. This loan is also included in troubled debt restructuring at June 30, 2009. Management has been renovating the property and has begun to rent out several units and is expected to return the property to profitability within the next year; 3) a 1.1 million loan secured by commercial buildings. The buildings are owned by the manufacturer of high-end fixtures and cabinetry that have suffered business losses during the economic recession. Management is working on ways to improve cash flow and improve the business during this difficult time; 4) five loans, totaling $1.5 million, secured by a residential real estate development. The economic recession has impacted the sale of homes and buyers’ ability to obtain credit.

An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Other Income. The following table shows the components of other income for the years ended June 30, 2009 and 2008.

	2009	2008	% Change 2009/2008
	(Dollars in thousands)
Service charges	$1,776	$1,374	29.3%
Gain on sale loans	526	25	2,004.0
Gain (loss) on sale of investments	(183)	(35)	(422.9)
Gain on sale of land	—	275	(100.0)
Income from Bank Owned Life Insurance	256	208	23.1
Other	412	350	17.7

Total	$2,787	$2,197	26.9%

Noninterest income increased $590,000, or 26.9%, for the year ended June 30, 2009, compared to the prior year. The increase was primarily due to an increase in gain on sale of loans of $501,000 and an increase in service charge income of $402,000, partially offset by a decrease in gain on sale of land of $275,000 and an increase in the loss on sale of investments of $148,000. The increase in gain on sale of loans is attributable to the previously discussed refinancing of residential mortgage loans into lower fixed rate mortgage loans that were sold to Freddie Mac for a gain. The increase in service charge income is the result of the previously mentioned increased fees from customer account and transaction programs that were implemented in 2008. The increase in loss on sale of investments is attributable to the previously mentioned sale of mutual funds that were invested in private label and government agency mortgage-backed securities.

Other Expense. The following table shows the components of other expense and the percentage changes for the years ended June 30, 2009 and 2008.

	2009	2008	% Change 2009/2008
	(Dollars in thousands)
Compensation and employee benefits	$5,659	$5,703	(0.8)%
Premises and occupancy expense	1,074	952	12.8
Deposit insurance premium	457	71	543.7
Advertising expense	296	300	(1.3)
Data processing expense	241	251	(4.0)
ATM service fees	430	356	20.8
Loss on other than temporary impairment of investments	—	101	(100.0)
Provision for loss on sale of other real estate owned	770	125	516.0
Other operating expenses	2,523	1,991	26.7

Total	$11,450	$9,850	16.2%

Noninterest expense increased $1.6 million, or 16.2%, for the year ended June 30, 2009, compared to the prior year. The increase in noninterest expense is due to an increase of $532,000 in other operating expenses, an increase of $645,000 in the provision for the loss on sale of other real estate owned, and an increase of $386,000 in the FDIC insurance premium. The increase in other operating expenses is attributable to operating losses incurred on repossessed properties. The increase in the provision for the loss on sale of other real estate owned is attributable to the continued deterioration of the local and national economies impacting the market value of other real estate owned by the Bank. The increase in the deposit insurance premium is the result of the previously mentioned FDIC special assessment and the use of credits that were available and utilized in the prior year, but were no longer available in the current year.

Income Taxes.

Income tax expense increased $830,000 to a provision of $177,000 for the year ended June 30, 2009, compared to a benefit of $653,000 for 2008. The increase in expense was primarily due to an increase of $3.0 million in income before taxes and an increase of $90,000 in the valuation allowance for a deferred tax asset for charitable contribution credits that will expire in 2011. The effective tax rate for 2009 was 19.8% compared to 31.0% in 2008. The decrease in the effective rate was attributable to tax overpayment for the year ended June 30, 2008 that was used to offset federal tax payments in the current year and an increase in investment in tax exempt municipal bonds.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$1,943	$853	$810	$602	$597
Multi-family	2,492	3,072	—	—	—
Nonresidential real estate and land	1,455	2,885	2,264	183	532

Consumer and other loans	84	642	85	36	350

Total	$5,974	$7,452	$3,159	$821	$1,479

Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	—	—	—	—	—
Nonresidential real estate and land	—	—	—	—	—

Total	—	—	—	—	—

Total of nonaccrual loans and accruing loans 90 days or more past due	5,974	7,452	3,159	821	1,479
Real estate owned	1,940	2,895	111	151	80
Other nonperforming assets	—	—	—	—	—

Total nonperforming assets	$7,914	$10,347	$3,270	$972	$1,559

Total nonperforming loans to total loans	2.18%	2.56%	1.14%	0.33%	0.72%
Total nonperforming loans to total assets	1.49	1.95	0.83	0.23	0.45
Total nonperforming assets to total assets	1.97	2.70	0.86	0.27	0.47

Interest income that would have been recorded for the year ended June 30, 2009 had nonaccruing loans been current according to their original terms was, in each case, not material. No interest related to nonaccrual loans was included in interest income for the year ended June 30, 2009.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2009	2008
	(In thousands)
Special mention assets	$16,942	$4,874
Substandard assets	12,624	7,621
Doubtful assets	—	—
Loss assets	—	2,618

Total classified assets	$29,566	$15,113

Other than disclosed in the above tables, there are no other loans at June 30, 2009 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. The increase in classified assets is due to the continued economic recession. Management believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans. All of the loans were more than 90 days delinquent at June 30, 2009.

Troubled Debt Restructurings. At June 30, 2009, the Bank had five loans categorized as troubled debt restructurings, totaling $4.5 million. The Bank had no loans categorized as troubled debt restructuring at June 30, 2008. At June 30, 2009, the Bank had one loan for $1.1 million that was categorized as both a nonperforming loan and a troubled debt restructuring. The borrower on this loan had an additional $252,000 available for withdrawal as a construction loan at June 30, 2009. There are no other commitments to lend additional amounts to these borrowers. Management has reduced the carrying value of all troubled debt restructurings to their fair market values, based upon differences between their agreed upon rates of interest and available market rates at the time of the loan.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2009		2008		2007
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Residential real estate:
One- to four-family	$1,539	$1,754	$1,561	$742	$1,878	$131
Multi-family	—	—	—	1,208	3,315	178
Nonresidential real estate and land	383	1,080	324	535	2	968
Consumer and other loans	104	62	73	22	66	13

Total	$2,026	$2,896	$1,958	$2,507	$5,261	$1,290

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

At June 30, 2009, our allowance for loan losses represented 1.6% of total gross loans and 70.5% of nonperforming loans. The allowance for loan losses decreased $400,000 to $4.2 million at June 30, 2009 from $4.6 million at June 30, 2008. The decrease was due to net charge-offs of $2.8 million offset by provision for loan losses of $2.4 million.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2009			2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate	$537	12.7%	67.1%	$524	11.3%	61.6%	$331	12.4%	58.9%
Nonresidential real estate and land	3,297	78.3	20.7	3,823	82.8	25.2	1,949	73.0	27.5
Commercial	54	1.3	1.6	7	0.2	2.1	10	0.4	2.1
Consumer	325	7.7	10.0	265	5.7	10.2	381	14.2	8.1

Construction	—	—	0.6	—	—	0.9	—	—	3.4

Total allowance for loan losses	$4,213	100.0%	100.0%	$4,619	100.0%	100.0%	$2,671	100.0%	100.0%

Total loans	$272,270			$284,352			$278,270

	At June 30,
	2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Residential real estate	$484	23.0%	55.4%	$841	37.1%	59.6%
Nonresidential real estate and land	1,361	64.6	29.6	1,102	48.6	28.8
Commercial	14	0.7	2.0	52	2.3	2.4
Consumer	246	11.7	8.5	271	12.0	6.3
Construction	—	—	4.5	—	—	2.9

Total allowance for loan losses	$2,105	100.0%	100.0%	$2,266	100.0%	100.0%

Total loans	$247,806			$205,514

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$4,619	$2,671	$2,105	$2,266	$1,550
Provision for loan losses	2,447	4,718	730	120	857
Charge-offs:
Real estate	101	343	82	18	47
Nonresidential real estate and land	2,537	2,440	—	—	1
Consumer and other loans	182	—	129	271	128

Total charge-offs	2,820	2,783	211	289	176

Recoveries:
Real estate	5	—	—	—	—
Consumer and other loans	13	13	47	8	35

Total recoveries	18	13	47	8	35

Net charge-offs	(2,802)	(2,770)	(164)	(281)	(141)

Loss on restructuring of loan	51	—	—	—	—

Allowance at end of period	$4,213	$4,619	$2,671	$2,105	$2,266

Allowance to nonperforming loans	70.51%	62.00%	84.55%	256.39%	153.21%
Allowance to total loans outstanding at the end of the period	1.53%	1.59%	0.97%	0.85%	1.10%
Net charge-offs to average loans outstanding during the period	1.00%	1.06%	0.06%	0.12%	0.07%

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

Net Portfolio Value Analysis. We use a net portfolio value analysis prepared by the OTS to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points.

The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at June 30, 2009 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$52,066	$(10,553)	(17)%	12.85%	(211	)bp
200	56,515	(6,104)	(10)	13.77	(119)
100	60,111	(2,507)	(4)	14.49	(47)
50	61,520	(1,098)	(2)	14.76	(20)
0	62,618	—	—	14.96	—
(50)	63,605	987	2	15.14	18
(100)	62,902	284	—	14.98	2

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $27.0 million at June 30, 2009. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $28.3 million at June 30, 2009. Total securities classified as available-for-sale were $76.5 million at June 30, 2009. In addition, at June 30, 2009, we had the ability to borrow a total of approximately $83.0 million from the Federal Home Loan Bank of Indianapolis.

At June 30, 2009, we had $32.3 million in loan commitments outstanding, consisting of $2.6 million in mortgage loan commitments, $21.9 million in unused home equity lines of credit and $4.4 million in commercial lines of credit. At June 30, 2009, we also had $1.2 million of letters of credit outstanding. Certificates of deposit due within one year of June 30, 2009 totaled $95.1 million. This represented 57.7% of certificates of deposit at June 30, 2009. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2009.

		Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(In Thousands)

At June 30, 2009
Long-term debt obligations	$3,833	$1,000	$2,000	$833	$—
Operating lease obligations	117	42	48	27	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—

Total	$3,950	$1,042	$2,048	$860	$—

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2009	2008	2007
	(In thousands)
Investing activities:
Loans disbursed or closed	$(46,378)	$(75,264)	$(79,849)
Loan principal repayments	31,153	61,818	51,118
Proceeds from maturities and principal repayments of securities	12,138	18,432	32,311
Proceeds from sales of securities available-for-sale	1,550	5,708	1,239
Purchases of securities	(51,349)	(18,399)	(177)
Capital expenditures	(163)	(551)	(1,764)

Financing activities:
Increase in deposits	18,842	4,723	26,244
Proceeds from Federal Home Loan Bank advances	—	5,000	30,600
Repayments of Federal Home Loan Bank advances	(1,000)	(167)	(30,600)
Dividends paid to stockholders	(1,096)	(1,059)	(1,034)
Repurchases of common stock	(325)	(6,528)	(2,239)

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 15 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

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

For the year ended June 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2009 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

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

September 28, 2009

[LETTERHEAD OF CLARK, SCHAEFER, HACKETT & CO.]

Report of Independent Registered

Public Accounting Firm

To the Board of Directors of

United Community Bancorp and Subsidiaries:

We have audited the consolidated statements of financial condition of United Community Bancorp and Subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Bancorp and Subsidiaries as of June 30, 2009 and 2008 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

September 28, 2009

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except shares)	June 30, 2009	June 30, 2008
Assets

Cash and due from banks	$27,004	$35,710
Investment securities:
Securities available for sale - at estimated market value	46,769	13,816
Securities held to maturity - at amortized cost (market approximates cost)	175	200
Mortgage-backed securities available for sale - at estimated market value	29,713	24,211
Loans receivable, net	272,270	284,352
Loans available for sale	2,193	152
Property and equipment, net	6,011	6,320
Federal Home Loan Bank stock, at cost	2,016	1,926
Accrued interest receivable:
Loans	1,259	1,090
Investments and mortgage-backed securities	486	261
Other real estate owned, net	1,940	2,895
Cash surrender value of life insurance policies	6,826	6,570
Deferred income taxes	2,700	3,092
Prepaid expenses and other assets	2,217	2,131

Total assets	$401,579	$382,726

Liabilities and Stockholders’ Equity

Deposits	$339,616	$320,774
Advance from FHLB	3,833	4,833
Accrued interest on deposits	15	77
Accrued interest on FHLB advance	8	10
Advances from borrowers for payment of insurance and taxes	179	287
Accrued expenses and other liabilities	2,849	2,256

Total liabilities	346,500	328,237

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,857,974 shares outstanding at June 30, 2009 and 8,464,000 shares issued and 7,902,635 shares outstanding at June 30, 2008	36	36
Additional paid-in capital	36,791	37,965
Retained earnings	28,204	28,581
Less shares purchased for stock plans	(3,254)	(5,057)
Treasury Stock, at cost - 606,026 and 561,365 shares at June 30, 2009 and June 30, 2008, respectively	(6,974)	(6,649)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income taxes	276	(387)

Total stockholders’ equity	55,079	54,489

Total liabilities and stockholders’ equity	$401,579	$382,726

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30,

(In thousands, except per share data)	2009	2008

Interest income:
Loans	$17,784	$18,663
Investments and mortgage - backed securities	2,128	2,952

Total interest income	19,912	21,615

Interest expense:
Deposits	7,766	11,316
Borrowed funds	140	37

Total interest expense	7,906	11,353

Net interest income	12,006	10,262

Provision for loan losses	2,447	4,718

Net interest income after provision for loan losses	9,559	5,544

Other income:
Service charges	1,776	1,374
Gain on sale of loans	526	25
Gain (loss) on sale of investments	(183)	(35)
Gain on sale of land	—	275
Income from Bank Owned Life Insurance	256	208
Other	412	350

Total other income	2,787	2,197

Other expense:
Compensation and employee benefits	5,659	5,703
Premises and occupancy expense	1,074	952
Deposit insurance premium	457	71
Advertising expense	296	300
Data processing expense	241	251
ATM service fees	430	356
Loss on other than temporary impairment of investments	—	101
Provision for loss on sale of other real estate owned	770	125
Other operating expenses	2,523	1,991

Total other expense	11,450	9,850

Income (loss) before income taxes	896	(2,109)

Provision (benefit) for income taxes	177	(653)

Net income (loss)	$719	$(1,456)

Basic and diluted earnings (loss) per share	$0.10	$(0.19)

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the years ended June 30,

(In thousands)	2009	2008

Net income (loss)	$719	$(1,456)

Other comprehensive income, net of tax
Unrealized gain on available for sale securities	551	105
Plus (less) reclassification adjustment for losses (gains) on available for sale securities included in income	112	(90)

Total comprehensive income (loss)	$1,382	$(1,441)

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Purchased for Stock plans	Treasury Stock	Unrealized Gain (Loss) on Securities Available for Sale	Total

Balance at June 30, 2007	$36	$37,041	$31,096	$(3,071)	$(2,239)	$(402)	$62,461

Net loss	—	—	(1,456)	—	—	—	(1,456)

Cash dividends of $0.33 per share*	—	—	(1,059)	—	—	—	(1,059)

Stock-based compensation expense	—	866	—	—	—	—	866

Amortization of ESOP shares	—	58	—	132	—	—	190

Shares repurchased	—	—	—	—	(6,528)	—	(6,528)

Reclassification of shares purchased for stock plans	—	—	—	(2,118)	2,118	—	—

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $11	—	—	—	—	—	15	15

Balance at June 30, 2008	$36	$37,965	$28,581	$(5,057)	$(6,649)	$(387)	$54,489

Net income	—	—	719	—	—	—	719

Cash dividends of $0.37 per share*	—	—	(1,096)	—	—	—	(1,096)

Stock-based compensation expense	—	500	—	—	—	—	500

Amortization of ESOP shares	—	(94)	—	223	—	—	129

Reclassification of shares already earned	—	(1,580)	—	1,580	—	—	—

Shares repurchased	—	—	—	—	(325)	—	(325)

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $442	—	—	—	—	—	663	663

Balance at June 30, 2009	$36	$36,791	$28,204	$(3,254)	$(6,974)	$276	$55,079

*	paid on all shares other than MHC

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the year ended June 30,
(In thousands)	2009	2008

Operating activities:
Net income (loss)	$719	$(1,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	472	490
Provision for loan losses	2,447	4,718
Provision for losses on real estate acquired through foreclosure	770	125
Deferred loan origination costs	(31)	(81)
Amortization of premium on investments	153	110
Proceeds from sale of loans	28,901	1,802
Loans disbursed for sale in the secondary market	(30,416)	(1,942)
Gain on sale of loans	(526)	(25)
Loss (gain) on the sale of investments	183	34
Gain on sale of property and equipment	—	(275)
Other than temporary impairment on investment securities	—	101
ESOP shares committed to be released	129	132
Stock-based compensation expense	500	924
Deferred income taxes	(50)	(753)
Loss (gain) on sale of other real estate owned	(50)	30
Effects of change in operating assets and liabilities:
Accrued interest receivable	(394)	533
Prepaid expenses and other assets	(87)	(1,025)
Accrued interest on deposits	(62)	3
Accrued expenses and other	591	(17)

Net cash provided by operating activities	3,249	3,428

Investing activities:
Proceeds from maturity of available for sale investment securities	6,250	13,081
Proceeds from the sale of available for sale investment securities	1,550	588
Proceeds from the maturity of held to maturity investment securities	25	23
Proceeds from repayment of mortgage-backed securities available for sale	5,863	5,328
Proceeds from sale of mortgage-backed securities	—	5,120
Proceeds from sale of other real estate owned	1,088	527
Proceeds from the sale of property and equipment	—	750
Proceeds from sale of Federal Home Loan Bank stock	—	—
Purchases of available for sale investment securities	(41,003)	(10,671)
Purchases of mortgage-backed securities	(10,346)	(7,728)
Purchases of Federal Home Loan Bank stock	(90)	(196)
Net decrease (increase) in loans	8,814	(18,870)
Increase in cash surrender value of life insurance	(256)	(208)
Capital expenditures	(163)	(551)

Net cash used in investing activities	(28,268)	(12,807)

Financing activities:
Net increase in deposits	18,842	4,723
Dividends paid to stockholders	(1,096)	(1,059)
Repurchases of common stock	(325)	(6,528)
Proceeds from Federal Home Loan Bank advances	—	5,000
Repayments of Federal Home Loan Bank advances	(1,000)	(167)
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	(108)	95

Net cash provided by financing activities	16,313	2,064

Net decrease in cash and cash equivalents	(8,706)	(7,315)

Cash and cash equivalents at beginning of period	35,710	43,025

Cash and cash equivalents at end of period	$27,004	$35,710

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Community Bancorp (the “Company”) is a Federally-chartered corporation, which was organized to be the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. At June 30, 2009, United Community MHC owned 59% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, United Community MHC was capitalized with $100,000 in cash from the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in Southeastern Indiana. UCB Real Estate Management Holdings, LLC, a wholly-owned subsidiary of United Community Bank, was formed for the purpose of holding and operating real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc, a wholly-owned subsidiary of United Community Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group. The Company has evaluated subsequent events through September 28, 2009, which is the date financial statements were available to be issued.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements are recorded in the allowances for loan and other real estate losses and deferred income taxes. Actual results could differ significantly from those estimates. Management has evaluated subsequent events for potential disclosure or recognition through September 28, 2009, the date of the filing of the filing of the consolidated financial statements with the Securities and Exchange Commission.

CASH AND CASH EQUIVALENTS – For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits in other financial institutions with original maturities of less than ninety days.

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank had no trading securities at June 30, 2009 and 2008. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

Securities are recorded net of applicable premium or discount with the premium or discount being amortized on the interest method over the estimated average life of the investment.

The Bank designates its investments in U. S. League Intermediate-Term Portfolio, certain municipal bonds, and mortgage-backed securities as available for sale.

Gains and losses realized on the sale of investment securities are accounted for on the trade date using the specific identification method.

LOANS RECEIVABLE – Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans held for sale are recorded at lower of cost or market determined in the aggregate. Loans are designated for sale as a part of the Bank’s asset/liability management strategy. Market value is determined based on expected volatility in interest rates and the anticipated holding period before the loan is sold. Due to the holding period being short term, the market value and cost of the loan are approximately the same. The Bank had $2,193,000 and $152,000 in loans held for sale at June 30, 2009 and 2008, respectively.

The Bank defers all loan origination fees, net of certain direct loan origination costs, and amortizes them over the contractual life of the loan as an adjustment of yield in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

The Bank retains the servicing on loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates. These rates can differ from the loan’s contractual interest rate resulting in a “yield differential.” In addition to previously deferred loan origination fees and cash gains, gains on sale of loans can represent the present value of the future yield differential less normal servicing fees, capitalized over the estimated life of the loans sold. Normal servicing fees are determined by reference to the stipulated minimum servicing fee set forth by the government agencies to which the loans are sold. Such servicing fees are amortized to operations over the life of the loans using the interest method. If prepayments are higher than expected, an immediate charge to operations is made. If prepayments are lower than original estimates, then the related adjustments are made prospectively.

The mortgage servicing rights recorded by the Bank are segregated into pools for valuation purposes using as pooling criteria the loan term and coupon rate in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of the future earnings that a purchaser could expect to realize from each portfolio. Earnings are projected from a variety of sources including loan-servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income and costs to service the loans. The present value of future earnings is the “economic” value for the pool. The Company has selected the amortized cost method for valuation under guidance of SFAS No. 156, Accounting for Servicing of Financial Assets – An amendment of FASB Statement No. 140.

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

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Bank’s investment in multi-family and nonresidential loans, such loans are collateral-dependent and, as a practical expedient, are carried at the lower of cost or fair value based upon the most recent real estate appraisals. Collateral-dependent loans which are more than ninety days delinquent and are considered to constitute more than a minimum delay in repayment are evaluated for impairment at that time.

From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. The restructured loan is measured for impairment under the new terms.

CONCENTRATION OF CREDIT RISK – The Bank grants residential and commercial loans to customers in local counties in Southeastern Indiana, Northern Kentucky, and Southwestern Ohio. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the local economy.

Management maintains deposit accounts with financial institutions in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

OTHER REAL ESTATE OWNED – Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, and are transferred to the Bank’s wholly-owned subsidiary, UCB Real Estate Management Holdings, LLC. Holding costs, including losses from operations, are expensed when incurred. Valuations are periodically performed, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

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

INCOME TAXES – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible or taxable temporary differences or carry forward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carry forward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future. The Company applies a more likely than not recognition threshold for all tax uncertainties in accordance with FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109. The Company reviews it tax positions quarterly.

The Company’s principal temporary differences between pretax financial income and taxable income result primarily from timing differences for certain components of compensation and post-retirement expense and book and tax bad debt deductions. Additional temporary differences result from depreciation expense computed utilizing accelerated methods for tax purposes, and for limitations on annual deductions related to charitable contributions to the UCB Charitable Foundation.

The determination of current and deferred income taxes is an accounting estimate which is based on the analyses of many factors including interpretation of federal and state income tax laws, the evaluation of uncertain tax positions, differences between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards. Actual results could differ from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.

EMPLOYEE STOCK OWNERSHIP PLAN – The Company accounts for the United Community Bank Employee Stock Ownership Plan (“ESOP”) in accordance with AICPA Statement of Position (SOP) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. In accordance with SOP 93-6, ESOP shares pledged as collateral are reported as unearned ESOP shares in stockholders’ equity. As shares are committed to be released from collateral, the Bank will record compensation expense equal to the current market price of the shares. To the extent that the fair value of the ESOP shares differs from the cost of such charges, the difference is recorded to stockholders’ equity as additional paid-in capital. Additionally, the shares become outstanding for basic net income per share computations.

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

The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding. The number of stock options available to be exercised at June 30, 2009 and 2008 were 438,892 and 219,449, respectively.

	June 30,
	2009	2008

Basic weighted average outstanding shares	7,508,916	7,691,130
Effect of dilutive stock options and restricted stock	24,314	—
Diluted weighted average outstanding shares	7,533,230	7,691,130

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard requires the immediate expensing of acquisition related costs. This standard is effective for acquisitions completed by the Company after June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009 with no significant impact to the Company’s results of operations and financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP No. EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 03-6-1. Adoption of this standard on July 1, 2009 is not expected to have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009 subject to certain restrictions. The Company did not elect early adoption in the quarter ended March 31, 2009 and, therefore, will apply the provisions of this FSP for the quarter ending September 30, 2009.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS No. 165 for the year ended June 30, 2009, see “Basis of Presentation” above.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing accounting literature. While not intended to change U.S. GAAP, the Codification significantly changes the way in which accounting literature is organized. SFAS 168 is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP are disclosed in the Company’s financial statements.

NOTE 2 – INVESTMENT SECURITIES

Investment securities available for sale at June 30, 2009 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)

U.S. League Intermediate - Term Portfolio	$60	$—	$13	$47
U.S. Government corporations and agencies	39,515	218	92	39,641
Municipal bonds	7,091	—	139	6,952
Other equity securities	211	—	82	129

	$46,877	$218	$326	$46,769

Investment securities held to maturity at June 30, 2009 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)

Municipal bonds	$175	—	—	$175

Investment securities available for sale at June 30, 2008, consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)

U.S. League Intermediate - Term Portfolio	$1,785	$—	$67	$1,718
U.S. Government corporations and agencies	8,943	6	85	8,864
Federal Home Loan Mortgage Corporation Common Stock	9	146	—	155
Municipal bonds	3,040	4	115	2,929
Other equity securities	211	—	61	150

	$13,988	$156	$328	$13,816

Investment securities held to maturity at June 30, 2008, consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)

Municipal bonds	$200	$—	$—	$200

The callable bonds and municipal bonds available for sale have the following maturities at June 30, 2009:

	Amortized Cost	Estimated market value
	(Dollars in thousands)

Due or callable in one year or less	$12,410	$12,432
Due or callable in 1 - 5 years	26,441	26,519
Due or callable in 5 - 10 years	1,325	1,348
Due or callable in greater than 10 years	6,430	6,294

Total debt securities	$46,606	$46,593

All of the other securities available for sale at June 30, 2009 are saleable within one year. The investment securities held to maturity at June 30, 2009 are due on April 15, 2014.

Gross proceeds on sale of investment and mortgage-backed securities were $1,550,000 and $5,708,000 for the years ended June 30, 2009 and 2008, respectively. Realized gains for the years ended June 30, 2009 and 2008 were $93,000 and $0, respectively. Gross realized losses for the years ended June 30, 2009 and 2008 were $183,000 and $35,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2009 and 2008:

	Less than 12 Months			12 Months or Longer			Total
	Fair Value		Unrealized Losses	Fair Value		Unrealized Losses	Fair Value		Unrealized Losses
	(Dollars in thousands)
June 30, 2009
U.S. League Intermediate - Term Portfolio & Callable Government agencies	$9,624		$92	$60		$13	$9,684		$105
Municipal bonds	2,533		63	2,568		76	5,101		139
Mortgage-backed securities	—		—	1,427		50	1,427		50
Other equity securities	—		—	129		82	129		82

	$12,157		$155	$4,184		$221	$16,341		$376

Number of investments		12			18			30

June 30, 2008
U.S. League Intermediate - Term Portfolio & Callable Government agencies	$5,549		$70	$3,678		$82	$9,227		$152
Municipal bonds	2,535		115	—		—	2,535		115
Mortgage-backed securities	7,332		223	13,322		268	20,654		491
Other equity securities	153		61	—		—	153		61

	$15,569		$469	$17,000		$350	$32,569		$819

Number of investments		21			26			47

Securities available for sale are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, Management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer or any credit enhancement providers, and the quality of the underlying collateral. Management recognized $0 and $101,000 of other-than-temporary impairment charges on a mutual fund that invests primarily in private label and government mortgage-backed securities during the years ended June 30, 2009 and 2008, respectively.

The detail of interest and dividends on investment securities is as follows for June 30:

	2009	2008
	(Dollars in thousands)
Taxable interest income	$1,924	$2,879
Nontaxable interest income	196	61
Dividends	8	12

	$2,128	$2,952

NOTE 3 – MORTGAGE-BACKED SECURITIES

Mortgage-backed securities available for sale at June 30, 2009 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)

FNMA	$13,154	$254	$25	$13,383
FHLMC	15,705	353	25	16,033
GNMA	285	12	—	297

	$29,144	$619	$50	$29,713

Mortgage-backed securities available for sale at June 30, 2008 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)

FNMA	$13,123	$18	$258	$12,883

FHLMC	11,205	1	229	10,977

GNMA	355	—	4	351

	$24,683	$19	$491	$24,211

The maturity of the mortgage-backed securities is based on the repayment of the underlying mortgages and is as follows at June 30, 2009:

	Amortized cost	Estimated market value
	(Dollars in thousands)

Due in 2 – 5 years	$307	$318
Due in 5 – 10 years	10,835	11,133
Due in greater than 10 years	18,002	18,262

	$29,144	$29,713

NOTE 4 – LOANS RECEIVABLE

Loans receivable at June 30, 2009 and 2008 consist of the following:

	June 30,
	2009	2008
	(Dollars in thousands)
Residential real estate
One-to-four family	$124,391	$134,813
Multi-family	61,791	43,671
Construction	1,609	2,493

Nonresidential real estate and land	57,298	73,238
Consumer and other loans	32,213	35,559

	277,302	289,774

Less:
Allowance for losses	4,213	4,619
Undisbursed portion of loans in process	1,231	1,184
Deferred loan fees costs	(412)	(381)

	$272,270	$284,352

As of June 30, 2009 and 2008, the Bank was servicing loans for the benefit of others in the amount of $45,108,000 and $30,154,000, respectively. The Bank recognized $526,000 and $25,000, of pre-tax gains on sale of loans during the years ended June 30, 2009 and 2008, respectively. The carrying value of mortgage servicing rights approximated $405,000 and $219,000 as of June 30, 2009 and 2008, respectively. No impairment has been recognized on the mortgage service assets and correspondingly, no valuation allowance has been recognized as of June 30, 2009 and 2008.

The Company sells loans in the secondary market. Mortgage loan sales totaled $28,375,000 and $1,802,000 during the years ended June 30, 2009 and 2008, respectively. The Bank had $2,193,000 and $152,000 in 1-4 family fixed rate loans designated as held for sale at June 30, 2009 and 2008, respectively. It is generally management’s intention to hold all other loans originated to maturity or earlier repayment.

Changes in the allowance for losses on loans for the year ended June 30 are as follows:

	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$4,619	$2,671
Provisions charged to income	2,447	4,718
Charge-offs	(2,820)	(2,783)
Recoveries	18	13
Loss on loan restructuring	(51)	—

Balance at end of year	$4,213	$4,619

The amount of loans classified as nonaccrual totaled approximately $5,975,000 and $7,452,000 June 30, 2009 and 2008, respectively. Interest income from these nonaccrual loans during the years ended June 30, 2009 and 2008 was immaterial. All loans classified as nonaccrual had allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. At June 30, 2009 and 2008, the recorded investment in loans for which impairment has been recognized was approximately $4,637,000 and $7,042,000, respectively, with related reserves of $1,337,000 and $2,595,000, respectively. The amount of loans over 90 days past due totaled $5,975,000 and $7,452,000 at June 30, 2009 and 2008, respectively. No loans over 90 past due were still accruing at June 30, 2009 and 2008.

At June 30, 2009, the Bank had five loans categorized as troubled debt restructurings, totaling $4.5 million. The Bank had no loans categorized as troubled debt restructuring at June 30, 2008. At June 30, 2009, the Bank had one loan for $1.1 million that was categorized as both a nonperforming loan and a troubled debt restructuring. The borrower on this loan had an additional $252,000 available for withdrawal as a construction loan at June 30, 2009. There are no other commitments to lend additional amounts to these borrowers. Management has reduced the carrying value of all troubled debt restructurings to their fair market values, based upon differences between their agreed upon rates of interest and available market rates at the time of the loan.

NOTE 5 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at June 30:

	2009	2008
	(Dollars in thousands)

One to four family	$—	$567
Land	340	340
Commercial real estate	2,304	2,099
Provision for losses on real estate owned	(704)	(111)

	$1,940	$2,895

Activity in the allowance for losses on real estate owned is as follows for years ended June 30,

	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$111	$—
Allowance for losses on real estate owned	770	125
Charged off upon sale of property	(177)	(14)

Balance, end of period	$704	$111

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and 2008 is summarized as follows:

	June 30,
	2009	2008
	(Dollars in thousands)
Land and land improvements	$1,830	$1,830
Buildings and building improvements	4,538	4,538
Furniture and equipment	2,884	2,721

	9,252	9,089
Less: accumulated depreciation	3,241	2,769

	$6,011	$6,320

At June 30, 2008, the Company sold part of a parcel of land on which a branch was previously built for $750,000, and recorded a gain on the sale of land of $275,000.

NOTE 7 – DEPOSITS

Deposits at June 30, 2009 and 2008 consist of the following:

	2009		2008
	(Dollars in thousands)
	Weighted Average Rate	Balance	Weighted Average Rate	Balance

Demand deposit accounts	0.50%	$71,854	1.68%	$64,206
Passbook	0.31%	40,980	1.15%	41,787
Money market deposit accounts	0.61%	61,933	2.15%	68,621

Total demand and passbook deposits		174,767		174,614

Certificate of deposits:
Less than 12 months	2.32%	95,081	4.45%	82,696
12 months to 24 months	3.63%	38,241	3.88%	32,189
24 months to 36 months	3.59%	2,484	3.68%	6,960
More than 36 months	3.65%	2,228	3.27%	364
Individual retirement accounts	4.38%	26,815	4.62%	23,951

Total certificate of deposits		164,849		146,160

Total deposit accounts		$339,616		$320,774

Interest paid and accrued on deposits is as follows:

	For the years ended June 30
	2009	2008
	(Dollars in thousands)
NOW and money market accounts	$1,609	$3,731
Savings	285	570
Certificate of deposits	5,872	7,015

	$7,766	$11,316

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $89,805,000 and $75,840,000 at June 30, 2009 and 2008, respectively. Individual deposits with denominations of more than $250,000 are not federally insured.

Total non-interest bearing deposits were $16,531,000 and $13,643,000 at June 30, 2009 and 2008, respectively. Municipal deposits totaled $124,282,000 and $127,545,000 at June 30, 2009 and 2008, respectively.

Maturities of certificate accounts at June 30, 2009 and 2008 are approximately as follows:

	2009	2008
	(Dollars in thousands)

One year or less	$108,551	$93,061
1 - 2 years	44,132	39,915
2 - 3 years	9,244	12,531
3 - 4 years	2,035	308
4 - 5 years	747	293
Over 5 years	140	52

	$164,849	$146,160

NOTE 8 – FAIR VALUES OF ASSETS AND LIABILITIES

The estimated fair values of the Company’s financial instruments at June 30, 2009 and 2008 are as follows:

	2009		2008
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)

Financial assets:
Cash and interest bearing deposits	$27,004	$27,004	$35,710	$35,710

Investment securities available for sale	46,769	46,769	13,816	13,816

Investment securities held to maturity	175	175	200	200
Mortgage-backed securities	29,713	29,713	24,211	24,211
Loans receivable	274,463	270,760	284,504	284,491
Accrued interest receivable	1,745	1,745	1,351	1,351
Investment in FHLB stock	2,016	2,016	1,926	1,926

Financial liabilities:
Deposits	$339,616	$341,322	$320,774	$322,281
Accrued interest payable	23	23	77	77
FHLB Advances	3,833	3,856	4,833	4,733
Off-balance sheet items	—	—	—	—

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Pronouncements, FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value methods and assumptions are set forth below for each type of financial instrument.

		Fair Value Measurements at June 30, 2009
	June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)

Securities available for sale	$76,482	$176	$76,306	$—

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.

Level 2 securities include U.S. Government and agency mortgage-backed securities, U.S. Government agency bonds, and municipal securities. If quoted market prices are not available, the Bank utilizes a third party vendor to calculate the fair value of its available for sale securities. The third party vendor uses quoted prices of securities with similar characteristics when available. If such quotes are not available, the third party vendor uses pricing models or discounted cash flow models with observable inputs to determine the fair value of these securities. At June 30, 2009, the Company had $29,713,000 in mortgage-backed securities, $39,641,000 in U.S. Government agency bonds, and $6,952,000 in municipal bonds, the valuations for which were obtained by the third party vendor without adjustment by the Bank. Management obtains and reviews the third party vendor’s Statement of Auditing Standard No. 70 (SAS 70) examination report to evaluate the valuation methodologies and ensure that reported fair values are consistent with the requirements of FAS 157, including proper classification within the fair value hierarchy.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include asset-backed securities and private label CMOs. At June 30, 2009, the Company did not have any securities classified as Level 3.

The Company is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2009 was approximately $5.8 million. In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company has not applied the provisions of this statement to non-financial assets and liabilities, which will be effective July 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flow.

NOTE 9 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and a blanket pledge agreement for qualifying first mortgage loans. The Bank had $3,833,000 and $4,833,000 in outstanding FHLB advances at June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008, the Bank had only one advance from the FHLB. The original amount of the advance was $5,000,000 at a fixed interest rate of 3.2%. Principal payments of $83,000 are due on a monthly basis until the loan is paid in full in April 2013. Interest payments are also due at the time that the principal payment is made.

NOTE 10 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Bank has a standard 401(k) profit sharing plan. Eligible participants must be at least 18 years of age and have one year of service. The Bank makes matching contributions based on each employee’s deferral contribution. Total expense under the plan for the years ended June 30, 2009 and 2008 totaled $118,000 and $122,000, respectively.

ESOP

As of June 30, 2009 and 2008, the ESOP owned 245,262 and 275,538 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to the participants. Additionally, as of June 30, 2009, the Company has committed to release 15,650 shares. The Company recognized compensation expense of $130,000 and $193,000 during the years ended June 30, 2009 and 2008, respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released. The fair value of the unearned ESOP shares approximated $1,705,000 at June 30, 2009.

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

The term loan, which bears interest at 7.75%, is payable in fifteen annual installments of $370,000 through December 31, 2020. Shares purchased with the loan proceeds are initially pledged as collateral for the term loan and are held in a suspense account for future allocation to the ESOP participants. Each plan year, in addition to any discretionary contributions, the Company shall contribute cash to the ESOP to enable the ESOP to make its principal and interest payments under the term loan. Company contributions may be increased by any investment earnings attributable to such contributions and any cash dividends paid with respect to Company stock held by the ESOP.

Deferred Compensation

In March 2002, the Bank adopted a supplemental retirement income program with selected officers and board members. To fund this plan, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000. The cash surrender value of these policies was $6,826,000 and $6,570,000 at June 30, 2009 and 2008,

respectively. The directors’ liability is accrued based on life expectancies, return on investment and a discount rate. For the officers, an annual contribution based on actuarial assumptions is made to a secular trust with the employee as the beneficiary. Deferred compensation payments are funded by available assets in the secular trust. No further funding is required by the Bank, with the exception that upon a change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected contributions for the funding of officers’ deferred compensation are as follows:

2010	$197,000
2011	197,000
2012	197,000
2013	197,000
2014	197,000
2015 and thereafter	571,000

$1,556,000

At June 30, 2009 and 2008, the Bank had accrued directors’ supplemental retirement expense of $1,270,000 and $1,221,000, respectively. Officers and directors supplemental retirement expense totaled $402,000 and $414,000 for the years ended June 30, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP. SERP expense totaled $7,000 and $7,000 for the years ended June 30, 2009 and 2008, respectively.

Employee Severance Compensation Plan

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

NOTE 11 – STOCK-BASED COMPENSATION

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

During the year ended June 30, 2009, 27,703 restricted share awards and 69,261 stock options became fully vested. During the year ended June 30, 2008, 29,859 restricted share awards and 74,652 stock options became fully vested. Additionally, during the year ended June 30, 2008, 8,627 unvested restricted share awards and 21,566 unvested stock options were forfeited. Total recognized compensation expense for the years ended June 30, 2009 and 2008 was $500,000 and $858,000, respectively. Additionally, during the year ended June 30, 2008, 8,627 unvested restricted share awards and 21,566 unvested stock options were forfeited. These forfeitures exceeded the Company’s estimated forfeiture rate and, therefore, approximately $70,000 in previously-recognized stock-based compensation expense was reversed during the year ended June 30, 2008. The remaining unvested expense as of June 30, 2009 that will be recorded as expense in future periods is $504,000. The weighted average time over which this expense will be recorded is 30 months.

Information related to stock options for the years ended June 30, 2009 and 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2007	373,261	$11.53
Granted	—	—
Forfeited	(26,957)	11.53
Exercised	—	—

Outstanding at June 30, 2008	346,304	11.53
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2009	346,304	$11.53	7.5 years

Exercisable at June 30, 2009	138,522	$11.53	7.5 years

Fair value of options		$2.37

A summary of the status of unvested stock options for the year ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at June 30, 2008	277,043	$11.53
Granted	—	—
Vested	(69,261)	11.53
Forfeited	—	11.53

Outstanding at June 30, 2009	207,782	$11.53

Information related to restricted stock grants for the years ended June 30, 2009 and 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2007	149,297	$11.53
Granted	—	—

Vested	(29,859)	(11.53)
Forfeited	(8,627)	(11.53)

Outstanding at June 30, 2008	110,811	11.53
Granted	—	—
Vested	(27,703)	(11.53)
Forfeited	—	—

Outstanding at June 30, 2009	83,108	$11.53

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended June 30
	2009	2008
	(Dollars in Thousands)

Supplemental disclosure of cash flow information is as follows:
Cash paid during the year for:
Income taxes	$10	$1,000
Interest	$7,970	$11,350

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of taxes	$663	$15
Transfers of loans to other real estate owned	$787	$2,733

NOTE 13 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2009 and 2008 was $41,000 and $41,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2009:

2010	$42,000
2011	32,000
2012	16,000
2013	16,000
2014 and thereafter	11,000

$117,000

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office. Revenue from these leases for the years ended June 30, 2009 and 2008 was $42,000 and $142,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2009:

2010	$65,000
2011	38,000

$103,000

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some portions of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Certain of these commitments are for fixed rate loans, and, therefore, their values are subject to market risk as well as credit risk. Generally, these commitments do not extend beyond 90 days.

At June 30, 2009, the Bank’s total commitment to extend credit at variable rates was $32,286,000. The amount of fixed rate commitments was approximately $1,125,000 at June 30, 2009. The fixed rate loan commitments at June 30, 2009 have interest rates ranging from 4.50% to 5.13%. In addition, the Bank had $1,169,000 of letters of credit outstanding at June 30, 2009.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $3,063,000 and $3,393,000 at June 30, 2009 and 2008, respectively. All loans were current at June 30, 2009 and 2008, respectively. Loans to employees totaled $8,159,000 and $7,371,000 at June 30, 2009 and 2008, respectively.

The activity in loans to related parties for the years ended June 30, 2009 and 2008 is as follows:

		June 30,
	2009	2008
	(Dollars in thousands)
Beginning balance	$10,764	$10,614
New loans	1,386	986
Payments on loans	(928)	(836)

Ending balance	$11,222	$10,764

Deposits from officers and directors totaled $2,078,000 and $2,127,000 at June 30, 2009 and 2008, respectively. Employee deposits totaled $2,598,000 and $2,032,000 at June 30, 2009 and 2008, respectively.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At November 17, 2008, the most recent regulatory notifications categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, under current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Actual and required capital amounts and ratios are presented below:

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2009
Tier 1 capital to risk-weighted assets	$48,216	17.50%	$11,022	4.0%	$16,533	6.0%
Total capital to risk-weighted assets	50,689	18.40%	22,044	8.0%	27,555	10.0%
Tier 1 capital to adjusted total assets	48,216	12.08%	15,972	4.0%	19,965	5.0%
Tangible capital to adjusted total assets	48,216	12.08%	5,989	1.5%	—	—

June 30, 2008
Tier 1 capital to risk-weighted assets	$49,655	19.70%	$10,081	4.0%	$15,122	6.0%
Total capital to risk-weighted assets	51,680	20.51%	20,163	8.0%	25,204	10.0%
Tier 1 capital to adjusted total assets	49,655	13.00%	15,281	4.0%	19,101	5.0%
Tangible capital to adjusted total assets	49,655	13.00%	5,730	1.5%	—	—

Dividends from the Bank are one of the major sources of funds for the Bancorp. These funds aid the parent company in payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As of June 30, 2009, the Bank has never paid dividends income to the Bancorp in excess of regulatory limits.

NOTE 16 – INCOME TAXES

The components of the provision for income taxes are summarized as follows:

	2009	2008
	(Dollars in thousands)
Current tax expense (benefit):
Federal	$174	$114
State	53	(14)

	227	100

Deferred tax benefit:
Federal	(32)	(633)
State	(18)	(120)

	(50)	(753)

	$177	$(653)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2009 and 2008 are as follows:

	June 30,
	2009	2008
	(Dollars in thousands)
Deferred tax assets arising from:
Loan loss reserve	$1,667	$1,829
Reserve for loss on real estate owned	278	51
Vacation and bonus accrual	223	137
Supplemental retirement	416	401
Stock-based compensation	361	328
Contribution to UCB Charitable Foundation	347	356
Unrealized loss on securities available for sale	—	257
State depreciation	95	67
Other-than-temporary impairment	1	40
Post-retirement health care benefits	50	51

Total deferred tax assets	3,438	3,517

Deferred tax liabilities arising from:
Mortgage servicing rights	(161)	(87)
Depreciation	(223)	(150)
Deferred loan fees	—	(28)
Other	(164)	—

Total deferred tax liabilities	(548)	(265)

Valuation allowance	(190)	(160)

Net deferred tax asset	$2,700	$3,092

During the year ended June 30, 2006, the Company contributed $1,858,000 to fund the UCB Charitable Foundation. The deduction for federal income tax purposes is limited to ten percent of federal taxable income. The non-deductible portion, which approximates $1,025,000 at June 30, 2009, is available for future deductions through the year ended June 30, 2011. At June 30, 2009, the Company has recorded a valuation allowance against $560,000 of this amount, based on the level of anticipated future taxable income. Net deferred tax liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates.

The rate reconciliation for years ended June 30, 2009 and 2008 is as follows:

	2009	2008
	(Dollars in thousands)
Federal income taxes at statutory rate	$305	$(718)
State taxes, net of federal benefit	35	(88)
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on Bank-owned life insurance	(87)	(71)
Non-deductible stock-based compensation	106	76
Increase in valuation allowance	—	160
Tax exempt income	(67)	—
Other	(115)	(12)

	$177	$(653)

Retained earnings at June 30, 2009, and 2008, include approximately $749,000 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $255,000.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective July 1, 2007. Implementation resulted in no cumulative effect adjustment to retained earnings as of the date of adoption. The Company had no unrecognized tax benefits as of June 30, 2009 and 2008. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2009 and 2008, and had no accrued interest and penalties on the balance sheet as of June 30, 2009 and 2008. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2005.

NOTE 17 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of United Community Bancorp (parent company only) as of June 30, 2009 and 2008, and the results of its operations and cash flows for the fiscal years ended June 30, 2009 and 2008 (all amounts in thousands):

UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 and 2008

	2009	2008

ASSETS
Cash and cash equivalents	$1,292	$2,613
Securities available for sale – at estimated market value	128	150
Accrued interest receivable	100	118
Deferred income taxes	327	219
Prepaid expenses and other assets	4,600	3,280
Investment in United Community Bank	48,636	49,295

	55,083	55,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	4	1,186
Stockholders’ equity	55,079	54,489

	$55,083	$55,675

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2009 and 2008

	2009	2008
Interest income:
ESOP loan	$205	$232
Securities	22	137
Other income:
Equity in earnings (loss) of United Community Bank	1,025	(1,322)

Net revenue	1,252	(953)

Operating expenses:
Other operating expenses	306	336

Net operating expenses	306	336

Income (loss) before income taxes	946	(1,289)

Income tax expense (benefit)	227	167

Net income (loss)	$719	$(1,456)

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2009 and 2008

	2009	2008

Operating activities:
Net earnings (loss)	$719	$(1,456)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discounts on investments	—	—
Equity in earnings (loss) of United Community Bank	23	1,322
Amortization and expense of stock-based compensation plans	(629)	1,056
Deferred income taxes (benefits)	(108)	171
Effects of change in assets and liabilities	96	(1,201)

	$101	$(108)

Investing activities:
Proceeds from investment securities	—	—
Purchases of securities	—	(132)

	—	(132)

Financing activities:
Purchase of treasury stock	(325)	(6,528)
Dividends paid to stockholders	(1,097)	(1,059)

	(1,422)	(7,587)

Net increase (decrease) in cash and cash equivalents	(1,321)	(7,827)
Cash and cash equivalents at beginning of year	$2,613	$10,440

Cash and cash equivalents at end of year	$1,292	$2,613

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2009 and 2008:

	For the year ended June 30, 2009 (Dollars in thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$4,689	5,049	5,030	5,144
Interest expense	1,733	1,774	2,091	2,308

Net interest income	2,956	3,275	2,939	2,836
Provision for loan losses	1,052	664	396	335

Net interest income after provision for loan losses	1,904	2,611	2,543	2,501

Other income	854	735	502	696
Other expense	3,480	2,738	2,639	2,593

Income (loss) before income taxes	(722)	608	406	604

Provision (benefit) for income taxes	(443)	259	144	217

Net income (loss)	$(279)	349	262	387

	For the year ended June 30, 2008 (Dollars in thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter
Interest income	$5,191	5,272	5,569	5,583
Interest expense	2,419	2,871	3,054	3,009

Net interest income	2,772	2,401	2,515	2,574
Provision for loan losses	1,018	2,030	690	980

Net interest income after provision for loan losses	1,754	371	1,825	1,594

Other income	820	497	487	393
Other expense	2,398	2,481	2,559	2,412

Income (loss) before income taxes	176	(1,613)	(247)	(425)

Provision (benefit) for income taxes	250	(631)	(93)	(179)

Net loss	$(74)	(982)	(154)	(246)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The Company has adopted the 2006 Equity Incentive Plan, pursuant to which equity may be awarded to participants. The plan was approved by stockholders.

The following table sets forth certain information with respect to the Company’s equity compensation plan as of June 30, 2009.

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

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2009 and 2008

Consolidated Statements of Operations for the Years Ended June 30, 2009 and 2008

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008 Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Charter of United Community Bancorp (1)

3.2	Amended and Restated Bylaws of United Community Bancorp (2)

4.1	Specimen Stock Certificate of United Community Bancorp (1)

10.1	United Community Bank Employee Stock Ownership Plan and Trust Agreement*(1)

10.2	Form of ESOP Loan Documents*(1)

10.3	United Community Bank 401(k) Profit Sharing Plan and Trust and Adoption Agreement*(1)

10.4	Amended and Restated United Community Bank Employee Severance Compensation Plan*(3)

10.5	Amended and Restated United Community Bank Supplemental Executive Retirement Plan*(3)

10.6	Amended and Restated Employment Agreement between United Community Bancorp and certain executive officers*(3)

10.7	Employment Agreement between United Community Bank and certain executive officers*(3)

10.8	United Community Bank Directors Retirement Plan*(1)

10.9	First Amendment to the United Community Bank Directors’ Retirement Plan (3)

10.10	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto*(1)

10.11	First Amendment to the United Community Bank Executive Supplemental Retirement Income Agreement (3)

10.12	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements*(1)

10.13	United Community Bancorp 2006 Equity Incentive Plan (4)

21	Subsidiaries

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on December 14, 2005 (File No. 333-130302).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2007 (File No. 0-51800).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No. 0-51800).
(4)	Incorporated herein by reference to Appendix C to the Company’s Proxy Statement filed with the SEC on October 5, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 28, 2009	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ William F. Ritzmann	September 28, 2009
William F. Ritzmann
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Vicki A. March	September 28, 2009
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Ralph B. Sprecher	September 28, 2009
Ralph B. Sprecher
Chairman of the Board

By:	/s/ Robert J. Ewbank	September 28, 2009
Robert J. Ewbank
Director

By:	/s/ Jerry W. Hacker	September 28, 2009
Jerry W. Hacker
Director

By:	/s/ Elmer G. McLaughlin	September 28, 2009
Elmer G. McLaughlin
Chief Operating Officer and Director

By:	/s/ Anthony C. Meyer	September 28, 2009
Anthony C. Meyer
Director

By:	/s/ George M. Seitz	September 28, 2009
George M. Seitz
Director

By:	/s/ Eugene B. Seitz	September 28, 2009
Eugene B. Seitz
Director

By:	/s/ Richard C. Strzynski	September 28, 2009
Richard C. Strzynski
Director