Form 10-Q
period 2009-09-30
United Community Bancorp
filed 2009-11-16
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2009, there were 7,856,974 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

i

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except shares)	September 30, 2009	June 30, 2009
Assets
Cash and due from banks	$24,341	$27,004
Investment securities:
Securities available for sale - at estimated market value	48,393	46,769
Securities held to maturity - at amortized cost	175	175
Mortgage-backed securities available for sale - at estimated market value	33,871	29,713
Loans receivable, net	272,652	272,270
Loans available for sale	71	2,193
Property and equipment, net	6,137	6,011
Federal Home Loan Bank stock, at cost	2,016	2,016
Accrued interest receivable:
Loans	1,262	1,259
Investments and mortgage-backed securities	464	486
Other real estate owned, net	2,678	1,940
Cash surrender value of life insurance policies	6,883	6,826
Deferred income taxes	2,393	2,700
Prepaid expenses and other assets	1,806	2,217

Total assets	$403,142	$401,579

Liabilities and Stockholders’ Equity
Deposits	$340,866	$339,616
Advance from FHLB	3,583	3,833
Accrued interest on deposits	10	15
Accrued interest on FHLB advance	8	8
Advances from borrowers for payment of insurance and taxes	293	179
Accrued expenses and other liabilities	2,789	2,849

Total liabilities	347,549	346,500
Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,856,974 shares outstanding at September 30, 2009 and 8,464,000 shares issued, and 7,857,974 shares outstanding at June 30, 2009	36	36
Additional paid-in capital	36,857	36,791
Retained earnings	28,105	28,204
Less shares purchased for stock plans	(3,176)	(3,254)
Treasury Stock, at cost - 607,026 and 606,026 shares at September 30, 2009 and June 30, 2009, respectively	(6,980)	(6,974)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	751	276

Total stockholders’ equity	55,593	55,079

Total liabilities and stockholders’ equity	$403,142	$401,579

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

For the three months ended September 30,

(In thousands, except per share data)	2009	2008
Interest income:
Loans	$4,161	$4,568
Investments and mortgage - backed securities	660	576

Total interest income	4,821	5,144

Interest expense:
Deposits	1,675	2,270
Borrowed funds	30	38

Total interest expense	1,705	2,308

Net interest income	3,116	2,836
Provision for loan losses	622	335

Net interest income after provision for loan losses	2,494	2,501

Other income:
Service charges	482	484
Gain on sale of loans	86	18
Gain (loss) on sale of investments	(12)	42
Income from Bank Owned Life Insurance	57	65
Other	73	87

Total other income	686	696

Other expense:
Compensation and employee benefits	1,471	1,476
Premises and occupancy expense	276	259
Deposit insurance premium	220	63
Advertising expense	91	77
Data processing expense	56	57
ATM service fees	107	108
Provision for loss on sale of real estate owned	100	—
Other operating expenses	554	553

Total other expense	2,875	2,593

Income before income taxes	305	604
Income tax provision	83	217

Net income	$222	$387

Basic and diluted earnings per share	$0.03	$0.05

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the three months ended September 30,

(In thousands)	2009	2008
Net income	$222	$387
Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	483	(132)
Reclassification adjustment for net gains (losses) on available for sale securities included in income	(8)	25

Total comprehensive income	$697	$280

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the three months ended September 30,
(In thousands)	2009	2008
Operating activities:
Net income	$222	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116	119
Provision for loan losses	622	335
Provision for loss on sale of real estate acquired through foreclosure	100	—
Deferred loan origination fees/costs	(19)	(17)
Amortization of premium (discount) on investments	(123)	17
Proceeds from sale of loans	4,908	1,645
Loans disbursed for sale in the secondary market	(2,700)	(1,599)
Gain on sale of loans	(86)	(18)
Gain (loss) on sale of available for sale investment securities	12	(42)
Gain on sale of other real estate owned	—	(24)
ESOP shares committed to be released	49	33
Stock-based compensation expense	95	167
Deferred income taxes	(2)	332
Effects of change in operating assets and liabilities:
Accrued interest receivable	19	(5)
Prepaid expenses and other assets	411	269
Accrued interest on deposits	(5)	(35)
Accrued expenses and other	(60)	123

Net cash provided by operating activities	3,559	1,687

Investing activities:
Proceeds from maturity of available for sale investment securities	390	—
Proceeds from sale of available for sale investment securities	486	601
Proceeds from repayment of mortgage-backed securities available for sale	2,332	1,040
Proceeds from sale of other real estate owned	—	480
Purchases of mortgage-backed securities available for sale	(6,037)	—
Purchases of available for sale investment securities	(2,049)	(515)
Net increase in loans	(1,832)	(3,921)
Increase in cash surrender value of life insurance	(57)	(65)
Capital expenditures	(242)	(38)

Net cash used by investing activities	(7,009)	(2,418)

Financing activities:
Net increase (decrease) in deposits	1,250	(6,475)
Repayments of Federal Home Loan Bank advances	(250)	(250)
Dividends paid to stockholders	(321)	(292)
Repurchases of common stock	(6)	(111)
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	114	(43)

Net cash provided (used) by financing activities	787	(7,171)

Net decrease in cash and cash equivalents	(2,663)	(7,902)
Cash and cash equivalents at beginning of period	27,004	35,710

Cash and cash equivalents at end of period	$24,341	$27,808

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

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. There are no adjustments other than such normal recurring adjustments. The results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. Certain accounts from prior periods may be reclassified in order to conform to current year presentation. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the fiscal year ended June 30, 2009, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2009. In connection with the preparation of the accompanying financial statements, the Company evaluated events and transactions through November 16, 2009, which is the date the financial statements are issued.

2. EMPLOYEE STOCK OWNERSHIP PLAN

As of September 30, 2009 and June 30, 2009, the ESOP owned 245,262 shares of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

3. EARNINGS PER SHARE (EPS)

In June 2008, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260-10-65-2, Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, Earnings per Share, when computing basic and diluted EPS. This guidance became effective for the Company on July 1, 2009. The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three month periods ended September 30, 2009 and 2008, 346,304 outstanding stock option awards were excluded from the computation of diluted weighted average outstanding shares as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,
	2009	2008
Basic weighted average outstanding shares	7,612,070	7,597,109
Effect of dilutive stock options	—	—

Diluted weighted average outstanding shares	7,612,070	7,597,109

4. STOCK-BASED COMPENSATION

The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.

5. DIVIDENDS

On July 23, 2009, the Board of Directors of the Company declared a cash dividend on the Company’s outstanding shares of stock of $0.10 per share. The dividend was paid on August 31, 2009. Accordingly, cash dividends approximating $321,000 were paid to shareholders during the three month period ended September 30, 2009. United Community MHC waived its right to receive cash dividends of approximately $466,000 on its shares of Company common stock.

On October 22, 2009, the Board of Directors of the Company declared a cash dividend on the Company’s outstanding shares of stock of $0.10 per share, payable on or about November 30, 2009 to shareholders of record as of the close of business on November 9, 2009. United Community MHC intends to waive its right to receive the dividend.

6. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$1,705	$2,343

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$475	$(107)
Transfers of loans to other real estate owned	$838	$469

7. TROUBLED DEBT RESTRUCTURINGS

From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relevant factors in determining whether a borrower is experiencing financial difficulty. At September 30, 2009, the Bank had ten loans totaling $7.1 million that qualified as troubled debt restructurings. One loan, secured by multifamily residential real estate for $1.5 million, had an additional $157,000 available to borrow. At September 30, 2009, the Bank has no other commitments to lend on its loans already restructured under troubled debt. At June 30, 2009, the Bank had five loans totaling $4.5 million that qualified as troubled debt restructurings.

8. DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

In accordance with ASC 825-10-50-10, for financial instruments where quoted market prices are not available, fair values are estimated using present value or other valuation methods.

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

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Off-balance sheet items

Carrying value is a reasonable estimate of fair value. These instruments are generally variable rate or short-term in nature, with minimal fees charged.

The estimated fair values of the Company’s financial instruments at September 30, 2009 and June 30, 2009 are as follows:

	September 30, 2009		June 30, 2009
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest bearing deposits	$24,341	$24,341	$27,004	27,004
Investment securities available for sale	48,393	48,393	46,769	46,769
Investment securities held to maturity	175	175	175	175
Mortgage-backed securities	33,871	33,871	29,713	29,713
Loans receivable	272,723	270,223	274,463	270,760
Accrued interest receivable	1,726	1,726	1,745	1,745
Investment in FHLB stock	2,016	2,016	2,016	2,016

Financial liabilities:
Deposits	$340,866	$342,566	$339,616	$341,322
Accrued interest payable	18	18	23	23
FHLB Advances	3,853	3,905	3,833	3,856

Effective January 1, 2008, the Company adopted ASC 820-10-50-2, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10-50-2 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820-10-50-2 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value methods and assumptions are set forth below for each type of financial instrument measured at fair value in the accompanying consolidated statements of financial condition. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.

Level 2 securities include U.S. Government and agency mortgage-backed securities, U.S. Government agency bonds, and municipal securities. If quoted market prices are not available, the Bank utilizes a third party vendor to calculate the fair value of its available for sale securities. The third party vendor uses quoted prices of securities with similar characteristics when available. If such quotes are not available, the third party vendor uses pricing models or discounted cash flow models with observable inputs to determine the fair value of these securities. At September 30, 2009, the Company had $33.9 million in mortgage-backed securities, $39.7 million in U.S. Government agency

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bonds, and $8.6 million in municipal bonds. At June 30, 2009, the Company had $29.7 million in mortgage-backed securities, $39.6 million in U.S. Government agency bonds, and $7.0 million in municipal bonds. The valuations for these securities were for which were obtained from the third party vendor to our custodian without adjustment by the Bank. Management obtains and reviews the third party vendor’s Statement of Auditing Standard No. 70 (SAS 70) examination report to evaluate the valuation methodologies and ensure that reported fair values are consistent with the requirements of ASC 820, including proper classification within the fair value hierarchy.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include mortgage servicing rights and loans held for sale.

The Company is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs.

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2009:
Securities available for sale	$82,264	126	82,138	—
June 30, 2009:
Securities available for sale	$76,482	176	76,306	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2009:
Mortgage servicing rights	$436	—	—	436
Other real estate owned	$2,678	—	2,678	—
Loans held for sale	$71	—	—	71
Impaired loans	$9,010	—	9,010	—
June 30, 2009:
Mortgage servicing rights	$405	—	—	405
Other real estate owned	$1,940	—	1,940	—
Loans held for sale	$2,193	—	—	2,193
Impaired loans	$7,512	—	7,512	—

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities available for sale at September 30, 2009 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Mortgage-backed securities	$33,043	$891	$63	$33,871
U.S. Government corporations and agencies	39,456	254	19	39,691
Municipal bonds	8,302	274	—	8,576
Other equity securities	211	—	85	126

	$81,012	$1,419	$167	$82,264

Investment securities held to maturity at June 30, 2009 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Municipal bonds	$175	—	—	$175

Investment securities available for sale at June 30, 2009 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Mortgage-backed securities	$29,144	$619	$50	$29,713
U.S. League Intermediate - Term Portfolio	60	—	13	47
U.S. Government corporations and agencies	39,515	218	92	39,641
Municipal bonds	7,091	—	139	6,952
Other equity securities	211	—	82	129

	$76,021	$837	$376	$76,482

Investment securities held to maturity at June 30, 2009 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Municipal bonds	$175	—	—	$175

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The mortgage-backed securities, U.S. Government agency bonds and municipal bonds available for sale have the following maturities at September 30, 2009:

	Amortized cost	Estimated market value
	(Dollars in thousands)
Due or callable in one year or less	$13,126	$13,168
Due or callable in 1 - 5 years	26,604	26,808
Due or callable in 5 - 10 years	10,752	11,181
Due or callable in greater than 10 years	30,318	30,981

Total debt securities	$80,800	$82,138

The mortgage-backed securities, U.S. Government agency bonds and municipal bonds available for sale have the following maturities at June 30, 2009:

	Amortized cost	Estimated market value
	(Dollars in thousands)
Due or callable in one year or less	$12,410	$12,432
Due or callable in 1 - 5 years	26,441	26,519
Due or callable in 5 - 10 years	1,325	1,348
Due or callable in greater than 10 years	6,430	6,294

Total debt securities	$46,606	$46,593

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2009:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. League Intermediate - Term Portfolio & Callable Government agencies	$4,038	$19	$—	$—	$4,038	$19
Mortgage-backed securities	6,033	31	1,207	32	7,240	63
Other equity securities	—	—	126	85	126	85

	$10,071	50	1,333	117	11,404	167
Number of investments	5		8		13

Securities available for sale are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, Management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer or any credit enhancement providers, and the quality of the underlying collateral. Management has the intent to hold these securities into the foreseeable future, and the decline in market value is due to changes in market interest rates. The fair values are expected to recover as the securities approach maturity dates.

9. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

FASB Accounting Standards Codification Topic 820 (ASC 820), Fair Value Measurements and Disclosures, clarifies the definition of fair value, provides a framework for the measurement of fair value, and expands disclosure requirements about fair value measurements. ASC 820 was effective as of July 1, 2008 for financial assets and liabilities. The Company had only partially applied the provisions of ASC 820 as Management elected the deferral provisions of ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC 820-10-65-1 delayed the effective date of ASC 820 for non-financial assets and liabilities that are not measured at fair value on a recurring basis (at least annually) until July 1, 2009 for the Company. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. There was no impact on the Company’s financial statements as a result of the adoption of ASC 820 for non-financial assets and liabilities.

In April 2009, the FASB issued ASC 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company adopted the provisions of ASC 320-10-65 on July 1, 2009. ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued ASC 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-65-4 is an amendment of ASC 820-10, Fair Value Measurements. ASC 820-10-65-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. ASC 820-10-65-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, that occurred during the period. The Company adopted ASC 820-10-65-4 on July 1, 2009. ASC 820-10-65-4 did not have a significant impact on the Company’s financial statements.

In June 2008, the FASB issued ASC 260-10-65-2, Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, Earnings per Share, when computing basic and diluted EPS. This guidance became effective for the Company on July 1, 2009. Because the Company’s restricted share awards contain non-forfeitable dividend rights, the provisions of this guidance must be applied. Upon adoption, the Company was required to adjust all prior period EPS data on a retrospective basis to conform with the provisions of this guidance. The impact on basic and diluted weighted average shares outstanding and EPS for the fiscal year ended June 30, 2009 is as follows:

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Basic Weighted Average Common Shares Outstanding		Basic Earnings per Share		Diluted Weighted Average Common Shares Outstanding		Diluted Earnings per Share
	Previously Reported	Adjusted	Previously Reported	Adjusted	Previously Reported	Adjusted	Previously Reported	Adjusted
Quarter ended September 30, 2008	7,486,298	7,533,272	$0.05	$0.05	7,517,916	7,533,272	$0.05	$0.05
Quarter ended December 31, 2008	7,470,354	7,581,164	$0.04	$0.03	7,512,020	7,581,164	$0.03	$0.03
Six months ended December 31, 2008	7,478,326	7,557,218	$0.09	$0.09	7,514,968	7,557,218	$0.09	$0.09
Quarter ended March 31, 2009	7,541,869	7,624,977	$0.05	$0.05	7,541,869	7,624,977	$0.05	$0.05
Nine months ended March 31, 2009	7,499,198	7,579,475	$0.13	$0.13	7,523,805	7,579,475	$0.13	$0.13
Quarter ended June 30, 2009	7,538,175	(1)	$(0.04)	(1)	(1)	(1)	(1)	(1)
Year ended June 30, 2009	7,508,916	7,589,898	$0.10	$0.09	7,533,230	7,589,898	$0.10	$0.09

(1)	Due to the net loss for the three month period ended June 30, 2009, no adjustments were made for outstanding stock options and unearned restricted shares as such effect would be anti-dilutive.

10. SUBSEQUENT EVENTS

In connection with the preparation of the accompanying financial statements, the Company evaluated events and transactions through November 16, 2009, which is the date the financial statements are issued. On November 12, 2009, the FDIC approved a final rule requiring banks to prepay their estimated quarterly assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012 on December 30, 2009. Management has estimated that the prepaid amount due will be $1.8 million.

Item 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2009, which is available through the SEC’s website at www.sec.gov, as well as under “Part II—Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

Total assets were $403.1 million at September 30, 2009, compared to $401.6 million at June 30, 2009. The increase is primarily due to a $5.8 million increase in investments, partially offset by a $2.7 million decrease in cash, and a $2.1 million decrease in loans available for sale. The increase in investments is the result of the purchase of $8.1 million in investment securities during the quarter, partially offset by payments, sales and maturities on investments. The purchase of securities was funded by cash on hand and cash obtained through the sale of loans held for sale.

Total liabilities were $347.5 million at September 30, 2009, compared to $346.5 million at June 30, 2009. The increase is the result of a $10.6 million increase in non-municipal deposits, partially offset by a decrease of $9.3 million in municipal deposits. The increase in non-municipal deposits is attributable to increased advertising and promotional efforts in our existing market area. The decrease in municipal deposits is the result of the cyclical nature of these accounts, which is affected by the timing of the receipt of tax revenues and spending for ongoing civic projects.

Total stockholders’ equity was $55.6 million at September 30, 2009, compared to $55.1 million at June 30, 2009. The increase is primarily the result of an increase of $475,000 in unrealized gains on available for sale securities and net income of $222,000, partially offset by dividends paid of $321,000.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General. Net income was $222,000 for the three months ended September 30, 2009, compared to net income of $387,000 for the three months ended September 30, 2008. The decrease in net income is primarily the result of a $287,000 increase in provision for loan losses and a $282,000 increase in other expense, partially offset by an increase in net interest income of $280,000 during the three months ended September 30, 2009, compared to the prior year quarter.

Net Interest Income. Net interest income increased $280,000, or 9.9%, to $3.1 million in the quarter ended September 30, 2009, as compared to $2.8 million for the prior year quarter. The increase is the result of a decrease in the average interest rate paid on interest bearing liabilities from 2.85% to 1.99%, partially offset by a decrease in the average rate earned on interest earning assets from 5.76% to 5.10%. Changes in interest rates are reflective of changes in overall market rates during that same period.

The following table summarizes changes in interest income and interest expense for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,161	$4,568	(8.9)%
Investment securities	655	459	42.7
Other interest-earning assets	5	117	(95.7)

Total interest income	4,821	5,144	(6.3)
Interest expense:
NOW and money market deposit accounts	256	618	(58.6)
Passbook accounts	32	111	(71.2)
Certificates of deposit	1,387	1,541	(10.0)

Total interest-bearing deposits	1,675	2,270	(26.2)
FHLB advances	30	38	(21.1)

Total interest expense	1,705	2,308	(26.1)

Net interest income	$3,116	$2,836	9.9

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2009 and 2008. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$273,363	4,161	6.09%	$285,000	4,568	6.41%
Investment securities	79,437	655	3.30	37,446	459	4.90
Other interest-earning assets	25,295	5	0.08	34,552	117	1.35

	378,095	4,821	5.10	356,998	5,144	5.76
Noninterest-earning assets	23,456			24,154

Total assets	$401,551			$381,152

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$127,867	256	0.80%	$130,627	618	1.89%
Passbook accounts	40,569	32	0.32	40,770	111	1.09
Certificates of deposit	170,780	1,387	3.25	147,548	1,541	4.18

Total interest-bearing deposits	339,216	1,675	1.98	318,945	2,270	2.85
FHLB advances	3,708	30	3.24	4,708	38	3.23

Total interest-bearing liabilities	342,924	1,705	1.99	323,653	2,308	2.85

Noninterest-bearing liabilities	3,433			2,976

Total liabilities	346,357			326,629
Stockholders’ equity	55,194			54,523

Total liabilities and stockholders’ equity	$401,551			$381,152

Net interest income		$3,116			$2,836

Interest rate spread			3.11%			2.91%
Net interest margin (annualized)			3.30%			3.18%
Average interest-earning assets to average interest-bearing liabilities			110.3%			110.3%

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$4,213	$4,619
Provision for loan losses	622	335
Charge offs:
Multifamily residential real estate	831	—
Nonresidential real estate and land	—	1,048
Consumer and other loans	17	4

Total charge-offs	848	1,052
Recoveries
One- to four-family residential real estate	2	—
Multifamily residential real estate	5	—
Consumer and other loans	4	6

Total recoveries	11	6

Net charge-offs	837	1,046

Allowance at end of period	$3,998	$3,908

The provision for loan losses was $622,000 for the quarter ended September 30, 2009 compared to $335,000 for the same quarter in the prior year. The increase is attributable to troubled debt restructurings, net of specific reserves of $820,000 and $643,000 at September 30, 2009 and June 30, 2009, respectively, increasing from $4.5 million at June 30, 2009 to $7.1 million at September 30, 2009. These increases are primarily the result of the economic conditions in our market area. At September 30, 2009, troubled debt restructurings included ten commercial real estate loans representing eight commercial lending relationships. These loans have been restructured with lower-than-market interest rates of 0% to 3%, for fixed terms that will end between 2010 and 2012.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At September 30, 2009	At June 30, 2009	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$1,508	$1,943	(22.4)%
Multifamily	—	2,492	(100.0)
Nonresidential real estate and land	2,262	1,455	55.5
Consumer and other loans	180	84	114.3

Total	3,950	5,974	(33.9)
Real estate and other assets owned	3,482	2,644	31.7
Reserve for loss on sale of real estate and other assets owned	(804)	(704)	(14.2)

Total nonperforming assets	$6,628	$7,914	(16.2)

Total nonperforming loans to total loans	1.45%	2.18%	(33.5)
Total nonperforming loans to total assets	0.98%	1.49%	(34.2)
Total nonperforming assets to total assets	1.64%	1.97%	(16.8)

Other nonperforming assets (comprised of nonperforming loans and REO) decreased to $6.6 million at September 30, 2009 from a balance of $7.9 million at June 30, 2009. Included in REO at September 30, 2009 are six separate properties totaling $2.7 million. At June 30, 2009 there were four separate properties totaling $1.9 million. The Bank is actively working to sell all of the assets in REO. Where necessary, management has reserved for losses on the sale of certain properties (these reserves are included in the REO balance at September 30, 2009 and June 30, 2009), and continues to maintain the properties and monitor their values based upon current market conditions. For the quarter ended September 30, 2009, the Bank recorded a $100,000 provision for loss on the sale of REO, compared to $0 in the prior year quarter. Nonperforming loans decreased to $3.9 million at September 30, 2009 from $6.0 million at June 30, 2009. A $1.1 million commercial real estate loan was included in both troubled debt restructuring and nonperforming loans at September 30, 2009 and June 30, 2009. All other troubled debt restructurings are excluded from the above table. For more information on troubled debt restructurings, see the section titled, “Provision for Loan Losses,” in this Form 10-Q. The decrease in nonperforming loans is attributable to $1.6 million in the previously mentioned, newly classified troubled debt restructurings, $1.7 million in loans being charged off to other real estate owned, and $643,000 in loans coming current, partially offset by $1.8 million in new nonperforming loans being added.

Other Income. The following table summarizes other income for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008	% Change
	(Dollars in thousands)
Service charges	$482	$484	0.4%
Gain on sale of loans	86	18	377.8
Gain (loss) on sale of investments	(12)	42	(128.6)
Income from Bank Owned Life Insurance	57	65	(12.3)
Other	73	87	(16.1)

Total	$686	$696	(1.4)

The decrease in noninterest income is primarily the result of a loss on sale of investments, compared to a gain in the prior year, partially offset by an increase in gain on sale of loans. The loss on sale of investments in the current year is a result of the sale of mutual funds that invested primarily in private label and government-backed mortgage-backed securities. The Bank exited this investment in the quarter ended September 30, 2009, which resulted in the Company recognizing a loss of $12,000. The gain on the sale of investments in the prior year was the result of the sale of FHLMC Stock. The increase in gain on sale of loans is attributable to decreases in market interest rates, which caused an increase in refinancing of residential mortgage loans into lower fixed rate mortgage loans that have been sold to Freddie Mac for a gain.

Other Expense. The following table summarizes other expense for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008	% Change
	(Dollars in thousands)
Compensation and employee benefits	$1,471	$1,476	(0.3)%
Premises and occupancy expense	276	259	6.6
Deposit insurance premium	220	63	249.2
Advertising expense	91	77	18.2
Data processing expense	56	57	(1.8)
ATM service fees	107	108	(0.9)
Provision for loss on sale of real estate owned	100	—	100.0
Other operating expenses	554	553	0.2

Total	$2,875	$2,593	10.9

The increase in other expense is a result of an increase in the Bank’s FDIC deposit insurance premium in the current period, and an increase in provision for loss on sale of real estate owned. The increase in FDIC deposit insurance premium is the result of the increase in insurance rates over the last year. The increase in the provision for loss on other real estate owned is the result of the negative impact the economic recession has had on the market value of other real estate owned by the Bank.

Income Taxes. The decrease in the provision for income taxes from $217,000 for the three months ended September 30, 2008 to $83,000 for the three months ended September 30, 2009 is primarily due to a decrease of

$299,000 in income before taxes over the same periods in addition to a reduction in the effective tax rate due primarily to an increase in tax-exempt investment income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $24.3 million and $27.0 million at September 30, 2009 and June 30, 2009, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $70.4 million and $28.3 million at September 30, 2009 and June 30, 2009, respectively. Total securities classified as available-for-sale were $82.3 million and $76.5 million at September 30, 2009 and June 30, 2009, respectively. In addition, at September 30, 2009 and June 30, 2009, we had the ability to borrow a total of approximately $90.0 million and $83.0 million, respectively, from the Federal Home Loan Bank of Indianapolis. The Bank had $3.6 million and $3.8 million in borrowings from the Federal Home Loan Bank as of September 30, 2009 and June 30, 2009, respectively.

At September 30, 2009 and June 30, 2009, we had $30.2 million and $32.3 million in loan commitments outstanding, respectively. At September 30, 2009, this consisted of $2.6 million in mortgage loan commitments, $5.4 million in commercial loan commitments, $17.0 million in unused home equity lines of credit, $4.3 million in commercial lines of credit, and $948,000 of letters of credit outstanding. At June 30, 2009, we had $2.6 million in mortgage loan commitments, $21.9 million in unused home equity lines of credit, $4.4 million in commercial lines of credit, and $1.2 million in letters of credit outstanding. Certificates of deposit due within one year of September 30, 2009 and June 30, 2009 totaled $115.6 million and $95.1 million, respectively. This represented 64.2% and 57.7% of our certificates of deposit at September 30, 2009 and June 30, 2009, respectively. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

United Community Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Community Bancorp is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures. United Community Bancorp also has repurchased shares of its common stock. United Community Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to United Community Bancorp in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2009, United Community Bancorp had cash and cash equivalents of $3.3 million.

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under the FDIC’s regulatory framework for prompt corrective action.

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2009:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2009 (unaudited)
Tier 1 capital to risk-weighted assets	$48,499	18.3%	$10,570	4.0%	$15,855	6.0%
Total capital to risk-weighted assets	51,147	19.4%	21,140	8.0%	26,425	10.0%
Tier 1 capital to adjusted total assets	48,499	12.2%	15,955	4.0%	19,943	5.0%
Tangible capital to adjusted total assets	48,499	12.2%	5,983	1.5%

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 14 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the SEC. We currently have no plans to engage in hedging activities in the future.

For the three months ended September 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2009. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$52,423	$(10,066)	(16)%	12.95%	(199	) bp
200	56,838	(5,651)	(9)	13.86	(109)
100	60,056	(2,434)	(4)	14.49	(45)
50	61,349	(1,141)	(2)	14.73	(21)
0	62,489	—		14.94
(50)	63,187	697	1	15.06	12
(100)	63,386	897	1	15.09	15

The Office of Thrift Supervision uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments are slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009, which could materially affect our business, financial condition or future results. As of September 30, 2009, the risk factors of the Company have not changed materially from those in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2009.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	—	—	—	117,710
August 1, 2009 to August 31, 2009	1,000	$6.36	1,000	116,710
September 1, 2009 to September 30, 2009	—	—	—	116,710

Total	1,000	$6.36	1,000

(1)	On August 14, 2008, the Board of Directors of the Company approved the repurchase of up to 162,371 shares of its outstanding common stock, or 5.0% of outstanding shares not held by United Community MHC.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

Exhibit 3.1	Charter of United Community Bancorp (1)

Exhibit 3.2	Amended and Restated Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on December 14, 2005 (File No. 333-130302).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2007 (File No. 0-51800).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: November 16, 2009	By:	/S/ WILLIAM F. RITZMANN
William F. Ritzmann
President and Chief Executive Officer

Date: November 16, 2009	By:	/S/ VICKI A. MARCH
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer