Form 10-Q
period 2009-12-31
United Community Bancorp
filed 2010-02-16
CIK 1344970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-51800

                     United Community Bancorp
(Exact name of registrant as specified in its charter)

United States of America	36-4587081
(State or other jurisdiction of incorporation or	(I.R.S.Employer Identification No.)
organization)

92 Walnut Street, Lawrenceburg, Indiana	47025
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐  No   ☒

As of February 10, 2010, there were 7,845,554 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

Table of Contents

		Page No.
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition at December 31, 2009 and
	June 30, 2009	1

	Consolidated Statements of Income for the Three and Six Month Periods Ended
	December 31, 2009 and 2008	2

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Month
	Periods Ended December 31, 2009 and 2008	3

	Consolidated Statements of Cash Flows for the Six Month Periods Ended
	December 31, 2009 and 2008	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

Part II. Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

Part I. Financial Information
Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	December 31, 2009	June 30, 2009
Assets

Cash and due from banks	$18,616	$27,004
Investment securities:
Securities available for sale - at estimated market value	46,474	46,769
Securities held to maturity - at amortized cost	675	175
Mortgage-backed securities available for sale - at estimated market value	37,523	29,713

Loans receivable, net	270,512	272,270
Loans available for sale	440	2,193

Property and equipment, net	6,038	6,011
Federal Home Loan Bank stock, at cost	2,016	2,016
Accrued interest receivable:
Loans	1,136	1,259
Investments and mortgage-backed securities	585	486
Other real estate owned, net	789	1,940
Cash surrender value of life insurance policies	6,966	6,826
Deferred income taxes	2,719	2,700
Prepaid expenses and other assets	3,886	2,217
Total assets	$398,375	$401,579

Liabilities and Stockholders' Equity

Deposits	$336,917	$339,616
Advance from FHLB	3,333	3,833
Accrued interest on deposits	12	15
Accrued interest on FHLB advance	8	8
Advances from borrowers for payment of insurance and taxes	170	179
Accrued expenses and other liabilities	2,599	2,849
Total liabilities	343,039	346,500

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	--	--
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,846,574 shares outstanding at December 31, 2009 and 8,464,000 shares issued, and 7,857,974 shares outstanding at June 30, 2009	36	36
Additional paid-in capital	36,938	36,791
Retained earnings	28,357	28,204
Less shares purchased for stock plans	(3,140)	(3,254)
Treasury Stock, at cost - 617,426 and 606,026 shares at December 31, 2009 and June 30, 2009, respectively	(7,047)	(6,974)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	192	276

Total stockholders' equity	55,336	55,079

Total liabilities and stockholders' equity	$398,375	$401,579

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
Interest income:
Loans	$3,997	$4,559	$8,158	$9,127
Investments and mortgage - backed securities	714	471	1,374	1,047
Total interest income	4,711	5,030	9,532	10,174
Interest expense:
Deposits	1,560	2,055	3,235	4,325
Borrowed funds	28	36	58	74
Total interest expense	1,588	2,091	3,293	4,399

Net interest income	3,123	2,939	6,239	5,775

Provision for loan losses	324	396	946	731

Net interest income after provision for loan losses	2,799	2,543	5,293	5,044

Other income:
Service charges	514	446	996	930
Gain on sale of loans	110	3	196	21
Gain (loss) on sale of investments	51	(75)	39	(33)
Income from Bank Owned Life Insurance	82	65	139	130
Other	185	63	258	150
Total other income	942	502	1,628	1,198

Other expense:
Compensation and employee benefits	1,441	1,415	2,912	2,891
Premises and occupancy expense	278	286	554	545
Deposit insurance premium	193	66	413	129
Advertising expense	85	71	176	148
Data processing expense	64	55	120	112
ATM service fees	110	107	217	215
Provision for loss on sale of other real estate owned	200	--	300	69
Other operating expenses	698	639	1,252	1,123
Total other expense	3,069	2,639	5,944	5,232

Income before income taxes	672	406	977	1,010

Provision for income taxes	196	144	279	361

Net income	$476	$262	$698	$649

Basic and diluted earnings per share	$0.06	$0.03	$0.09	$0.09

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the three months		For the six months
	ended December 31,		December 31,
	2009	2008	2009	2008

Net income	$476	$262	$698	$649

Other comprehensive income (loss), net of tax Unrealized gain (loss) on available for sale securities	(528)	733	(61)	651

Reclassification adjustment for (gains) losses on available for sale securities included in income	(31)	45	(23)	20

Total comprehensive income (loss)	$(83)	$1,040	$614	$1,320

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	(Unaudited)
	Six months ended
	December 31,
(In thousands)	2009	2008
Operating activities:
Net income	$698	$649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	231	237
Provision for loan losses	946	731
Provision for loss on sale of real estate acquired through foreclosure	300	--
Deferred loan origination costs	(5)	(30)
Amortization of premium on investments	(24)	42
Proceeds from sale of loans	17,376	2,265
Loans disbursed for sale in the secondary market	(15,427)	(2,244)
Gain on sale of loans	(196)	(21)
(Gain) loss on the sale of available for sale securities	(39)	33
ESOP shares committed to be released	72	66
Stock-based compensation expense	189	281
Deferred income taxes	36	235
Gain on sale of other real estate owned	(20)	(30)
Increase in cash surrender value of life insurance	(140)	(131)
Effects of change in operating assets and liabilities:
Accrued interest receivable	24	60
Prepaid expenses and other assets	(1,669)	210
Accrued interest on advances from Federal Home Loan Bank	--	(1)
Accrued interest on deposits	(3)	(54)
Accrued expenses and other	(250)	193

Net cash provided by operating activities	2,099	2,491

Investing activities:
Proceeds from maturity of available for sale investment securities	4,890	765
Proceeds from the sale of available for sale investment securities	3,498	1,551
Proceeds from the sale of mortgage-backed securities	5,350	--
Proceeds from repayment of mortgage-backed securities available for sale	4,554	2,081
Proceeds from sale of other real estate owned	1,759	524
Purchases of available for sale investment securities	(8,713)	(2,697)
Purchases of mortgage-backed securities	(17,670)	(4,056)
Net increase in loans	(71)	(5,129)
Capital expenditures	(258)	(61)

Net cash used in investing activities	(6,661)	(7,022)

Financing activities:
Net decrease in deposits	(2,699)	(10,059)
Repayments of Federal Home Loan Bank advances	(500)	(500)
Dividends paid to stockholders	(545)	(486)
Repurchases of common stock	(73)	(204)
Net decrease in advances from borrowers for payment of insurance and taxes	(9)	(106)

Net cash used in financing activities	(3,826)	(11,355)

Net decrease in cash and cash equivalents	(8,388)	(15,886)

Cash and cash equivalents at beginning of period	27,004	35,710

Cash and cash equivalents at end of period	$18,616	$19,824

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

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  No other adjustments have been included.  The results for the three and six month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2009, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2009.  In connection with the preparation of the accompanying financial statements, the Company evaluated events and transactions through February 12, 2010, which is the date the financial statements are issued.

2. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of December 31, 2009 and June 30, 2009, the ESOP owned 230,897 and 245,262 shares, respectively, of the Company's common stock, which were held in a suspense account until released for allocation to participants.

3. EARNINGS PER SHARE (EPS) – In June 2008, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260-10-65-2, Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, Earnings per Share, when computing basic and diluted EPS. This guidance became effective for the Company on July 1, 2009. The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three and six month periods ended December 31, 2009 and 2008, 346,304 outstanding stock option awards were excluded from the computation of diluted weighted average outstanding shares as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Basic weighted average outstanding shares	7,608,208	7,581,164	7,610,139	7,557,218
Effect of dilutive stock options	-	-	-	-
Diluted weighted average outstanding shares	7,608,208	7,581,164	7,610,139	7,557,218

4.  STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.

5. DIVIDENDS – On July 23, 2009, October 22, 2009, and January 28, 2010, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.10 per share.  United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends.  The dividends were paid on August 31, 2009 and November 30, 2009.  The third dividend will be paid on or around February 26, 2010.  Accordingly, cash dividends, net of unvested shares held in ESOP, approximating $545,000 were paid to shareholders during the six month period ended December 31, 2009.  United Community MHC has waived its right to receive cash dividends of approximately $931,000 on its owned shares of Company common stock.

6. SUPPLEMENTAL CASH FLOW INFORMATION
	Six Months Ended
	December 31,
	2009	2008
	(In thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$-	$10
Interest	$3,296	$4,454

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$(84)	$671
Transfers of loans to other real estate owned	$888	$583

7.  TROUBLED DEBT RESTRUCTURINGS - From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. At December 31, 2009, the Bank had eleven loans totaling $8.6 million that qualified as troubled debt restructurings. One loan, secured by multifamily residential real estate for $1.5 million, had an additional $84,000 available to borrow. At December 31, 2009, the Bank has no other commitments to lend on its loans already restructured under troubled debt. At June 30, 2009, the Bank had five loans totaling $4.5 million that qualified as troubled debt restructurings.  The amount of impairment recorded on troubled debt restructurings was $979,000 at December 31, 2009.

8. DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

In accordance with ASC 825-10-50-10, for financial instruments where quoted market prices are not available, fair values are estimated using present value or other valuation methods.

The following methods and assumptions are used in estimating the fair values of financial instruments:

Cash and due from banks, accrued interest receivable, and accrued interest payable

The carrying values presented in the consolidated statements of position approximate fair value.

Investments and mortgage-backed securities

Fair values for investment securities (debt instruments) and mortgage-backed securities classified as available for sale are determined based upon ASC 820-10-50-2, and are discussed later in this footnote.  For securities that are held to maturity, the carrying values presented in the consolidated statements of position approximate fair value.

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

Advance from Federal Home Loan Bank

The fair value is calculated using rates available to the Company on advances with similar terms and remaining maturities are used to estimate fair value.

Off-balance sheet items

Carrying value is a reasonable estimate of fair value.  These instruments are generally variable rate or short-term in nature, with minimal fees charged.  Off-balance sheet items at December 31, 2009 are comprised solely of loan commitments.

The estimated fair values of the Company's financial instruments at December 31, 2009 and June 30, 2009 are as follows:

	December 31, 2009		June 30, 2009
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$18,616	$18,616	$27,004	27,004
Investment securities available for sale	46,474	46,474	46,769	46,769
Investment securities held to maturity	675	675	175	175
Mortgage-backed securities	37,523	37,523	29,713	29,713
Loans receivable and loans receivable held for sale	270,952	269,352	274,463	270,760
Accrued interest receivable	1,721	1,721	1,745	1,745
Investment in FHLB stock	2,016	2,016	2,016	2,016

Financial liabilities:
Deposits	$336,917	$338,917	$339,616	341,322
Accrued interest payable	20	20	23	23
FHLB advance	3,333	3,379	3,833	3,856

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

Level 2 securities include U.S. Government and agency mortgage-backed securities, U.S. Government agency bonds, municipal securities, and other real estate owned. If quoted market prices are not available, the Bank utilizes a third party vendor to calculate the fair value of its available for sale securities. The third party vendor uses quoted prices of securities with similar characteristics when available.  If such quotes are not available, the third party vendor uses pricing models or discounted cash flow models with observable inputs to determine the fair value of these securities.  For other real estate owned, the Bank utilizes appraisals obtained from independent third parties to determine fair value.  At December 31, 2009, the Company had $37.5 million in mortgage-backed securities, $36.0 million in U.S. Government agency bonds, $10.4 million in municipal bonds, and $790,000 in other real estate owned.   At June 30, 2009, the Company had $29.7 million in mortgage-backed securities, $39.6 million in U.S. Government agency bonds, $7.0 million in municipal bonds, and $1.9 million in other real estate owned.  The valuations for these securities were obtained from the third party vendor to our custodian without adjustment by the Bank. Management obtains and reviews the third party vendor’s Statement of Auditing Standard No. 70 (SAS 70) examination report to evaluate the valuation methodologies and ensure that reported fair values are consistent with the requirements of ASC 820, including proper classification within the fair value hierarchy.

In certain cases where there is limited activity or less transparency around inputs to the valuation, financial instruments are classified within Level 3 of the valuation hierarchy. Financial instruments classified within Level 3 include mortgage servicing rights and loans held for sale.

The Company is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  Such fair values are obtained using independent appraisals, which the Company considers to be Level 2 inputs.

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2009:
Mortgage-backed securities	$37,523	-	$37,523	-
U.S. Government corporations and agencies	35,971	-	35,971	-
Municipal bonds	10,375	-	10,375	-
Other equity securities	128	128	-	-
June 30, 2009:
Mortgage-backed securities	$29,713	-	$29,713	-
U.S. League intermediate-term portfolio	47	-	47	-
U.S. Government corporations and agencies	39,641	-	39,641	-
Municipal bonds	6,952	-	6,952	-
Other equity securities	129	129	-	-

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2009:
Other real estate owned	$789	-	789	-
Loans held for sale	$440	-	440	-
Impaired loans	$11,785	-	11,785	-
June 30, 2009:
Other real estate owned	$1,940	-	1,940	-
Loans held for sale	$2,193	-	2,193	-
Impaired loans	$7,512	-	7,512	-

Investment securities available for sale at December 31, 2009 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$37,128	$553	$158	$37,523
U.S. Government corporations and agencies	35,929	161	120	35,971
Municipal bonds	10,408	70	102	10,375
Other equity securities	211	-	83	128
	$83,676	$784	$463	$83,997

Investment securities held to maturity at December 31, 2009 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$675	-	-	$675

Investment securities available for sale at June 30, 2009 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$29,144	$619	$50	$29,713
U.S. League Intermediate - Term Portfolio	60	-	13	47
U.S. Government corporations and agencies	39,515	218	92	39,641
Municipal bonds	7,091	-	139	6,952
Other equity securities	211	-	82	129
	$76,021	$837	$376	$76,482

Investment securities held to maturity at June 30, 2009 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$175	-	-	$175

The mortgage-backed securities, U.S. Government agency bonds and municipal bonds available for sale have the following maturities at December 31, 2009:

	Amortized	Estimated
	cost	market value
	(In thousands)

Due or callable in one year or less	$10,094	$10,123
Due or callable in 1 - 5 years	25,835	25,847
Due or callable in 5 - 10 years	8,088	8,346
Due or callable in greater than 10 years	39,448	39,553
Total debt securities	$83,465	$83,869

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at December 31, 2009:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. League Intermediate - Term Portfolio & Callable Government agencies	$7,474	120	-	-	7,474	120
Mortgage-backed securities	$2,152	26	14,824	132	16,976	158
Municipal bonds	2,326	44	3,106	58	5,432	102
Other equity securities	-	-	128	83	128	83
	$11,952	190	18,058	273	30,010	463
Number of investments	11		13		24

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

9. SUBSEQUENT EVENT

In February, 2010, United Community Bank (“United”), a wholly-owned subsidiary of United Community Bancorp, entered into a definitive agreement to purchase three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A. (“Integra”). The offices are located in Milan, Osgood and Versailles, Indiana. In addition, United has agreed to acquire a group of commercial and residential mortgage loans from Integra. United will assume approximately $54.4 million of deposit liabilities related to the three branches, as well as $38.6 million of branch loans and $12.3 million of additional commercial and residential mortgage loans selected by United that were originated in other Integra offices. The transaction is subject to regulatory approval and other customary closing conditions.

10. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-06 (ASU No. 2010-06), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3. This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 is effective for the interim period December 31, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The adoption of ASU No. 2010-06 is not expected to have a material impact on our consolidated financial statements.

In January 2010 the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, under Topic 505, which amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 is effective for the interim annual period ending December 31, 2009, and should be applied on a retrospective basis. There was no material impact on the Company’s financial statements as a result of the adoption of ASU 2010-01 for per share or dividends paid amounts disclosed.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the quarter ended September 30, 2009. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

FASB ASC Topic 820 (ASC 820), Fair Value Measurements and Disclosures, clarifies the definition of fair value, provides a framework for the measurement of fair value, and expands disclosure requirements about fair value measurements. ASC 820 was effective as of July 1, 2008 for financial assets and liabilities. The Company had only partially applied the provisions of ASC 820 as Management elected the deferral provisions of ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC 820-10-65-1 delayed the effective date of ASC 820 for non-financial assets and liabilities that are not measured at fair value on a recurring basis (at least annually) until July 1, 2009 for the Company. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. There was no material impact on the Company’s financial statements as a result of the adoption of ASC 820 for non-financial assets and liabilities.

In April 2009, the FASB issued ASC 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company adopted the provisions of ASC 320-10-65 on July 1, 2009. ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued ASC 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-65-4 is an amendment of ASC 820-10, Fair Value Measurements. ASC 820-10-65-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance on identifying transactions that are not orderly. ASC 820-10-65-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, that occurred during the period. The Company adopted ASC 820-10-65-4 on July 1, 2009. ASC 820-10-65-4 did not have a material impact on the Company’s financial statements.

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
_________________
(1)	Due to the net loss for the three month period ended June 30, 2009, no adjustments were made for outstanding stock options and unearned restricted shares as such effect would be anti-dilutive.

The Codification does not modify existing GAAP or any guidance issued by the SEC. Nonauthoritative accounting literature is excluded from the Codification. To improve usability, the Codification does include certain SEC guidance. GAAP accounting standards used to populate the Codification are superseded, with the exception of certain standards yet to be codified as of September 30, 2009, including SFAS 166 and 167 described subsequently.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). These Statements modify the accounting for transfers of financial assets and the determination of what entities must be consolidated, and will have a significant effect on securitizations and special-purpose entities. We adopted these Statements effective July 1, 2009, as required.  The adoption of these standards did not have a material impact on the Company’s financial statements.

Item 2. Management Discussion and Analysis

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2009 and the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009, which is available through the SEC’s website at www.sec.gov, as well as under “Part II - Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses and deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 5 of the notes to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2009.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

INVESTMENT SECURITIES - Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, Management evaluates, among other factors, the expected cash flows of the security, the duration and extent to which the fair value of an investment is less than its cost, the historical and implicit volatility of the security and intent and ability to hold the investment until recovery, which may be maturity. Investments with an indicator of impairment are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. Once the other-than-temporary impairment is recorded, when future cash flows can be reasonable estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

Total assets were $398.4 million at December 31, 2009, compared to $401.6 million at June 30, 2009. The decrease is primarily due to an $8.4 million decrease in cash and equivalents, and a $1.8 million decrease in loans receivable, partially offset by an $8.0 million increase in investments. The decrease in cash and equivalents is due to the purchase of investment securities since June 30, 2009. The decrease in loans receivable is the result of more loans being sold to Freddie Mac and tighter lending standards that have been implemented over the last two years.

Total liabilities were $343.0 million at December 31, 2009, compared to $346.5 million at June 30, 2009. The decrease in total liabilities is primarily due to a decrease of $20.8 million in municipal deposits in the current year, partially offset by an $18.1 million increase in other deposits. The decrease in municipal deposits reflects the cyclical nature of municipal deposits, which are affected by the timing of receipt of tax revenues and spending for ongoing civil projects. The increase in other deposits is the result of increased marketing and promotional efforts in our market area.

Total stockholders’ equity was $55.3 million at December 31, 2009, compared to $55.1 million at June 30, 2009. The increase in total stockholders’ equity is due to net income of $698,000, and stock-based compensation and ESOP shares committed to be released totaling $261,000, partially offset by $545,000 in dividends paid to shareholders, and an $84,000 decrease in unrealized gains on available for sale securities, net of income taxes.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2009 and 2008

General. Net income was $476,000 for the three months ended December 31, 2009, compared to net income of $262,000 for the three months ended December 31, 2008.  Net income was $698,000 for the six months ended December 31, 2009, compared to net income of $649,000 for the six months ended December 31, 2008.

The following table summarizes changes in interest income and interest expense for the three and six months ended December 31, 2009 and 2008.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Interest income:
Loans	$3,997	$4,559	(12.3)%	$8,158	$9,127	(10.6)%
Investment and mortgage backed securities	711	445	59.8	1,368	904	51.3
Other interest-earning assets	3	26	(88.5)	6	143	(95.8)
Total interest income	4,711	5,030	(6.3)	9,532	10,174	(6.3)

Interest expense:
NOW and money market deposit accounts	197	490	(59.7)	454	1,108	(59.0)
Passbook accounts	33	93	(64.5)	65	204	(68.1)
Certificates of deposit	1,330	1,472	(9.6)	2,716	3,013	(9.9)
Total interest-bearing deposits	1,560	2,055	(24.1)	3,235	4,325	(25.2)
FHLB advances	28	36	(22.2)	58	74	(21.6)
Total interest expense	1,588	2,091	(24.1)	3,293	4,399	(25.1)
Net interest income	$3,123	$2,939	6.3	$6,239	$5,775	8.0

Net Interest Income. Net interest income increased $184,000, or 6.3%, in the quarter ended December 31, 2009, as compared to the prior year quarter.  The increase in net interest income is primarily attributable to a $43.7 million increase in the average balance of investment securities for the quarter ended December 31, 2009, when compared to the prior year quarter, which was greater than the $32.8 million increase in the average balance of time deposits over the same period.

Net interest income increased $464,000, or 8.0%, in the six months ended December 31, 2009, as compared to the same period in the prior year.  The increase is primarily the result of a decrease in the average interest rate paid on interest bearing liabilities from 2.71% to 1.90%, partially offset by a decrease in the average rate of interest earning assets from 5.67% to 5.00%.  The decrease in rates has been driven by continued lower market rates in the current year.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2009 and 2008.  For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only.  Yields are not presented on a tax equivalent basis.

	Three Months Ended December 31,						Six Months Ended December 31,
	2009			2008			2009			2008
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	271,979	3,997	5.88%	$288,058	$4,559	6.33%	272,664	8,158	5.98%	$286,392	$9,127	6.37%
Investment and mortgage backed securities	82,727	711	3.44	39,058	445	4.56	80,888	1,368	3.38	38,438	904	4.70
Other interest-earning assets	28,814	3	0.04	31,667	26	0.33	27,442	6	0.04	33,867	143	0.84
	383,520	4,711	4.91	358,783	5,030	5.61	380,994	9,532	5.00	358,697	10,174	5.67
Noninterest-earning assets	23,658			23,773			23,545			23,971
Total assets	407,178			$382,556			404,539			$382,668

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	122,260	197	0.64	132,074	490	1.48	125,723	454	0.72	132,061	1,108	1.68
Passbook accounts (1)	41,095	33	0.32	39,448	93	0.94	40,881	65	0.32	40,198	204	1.01
Certificates of deposit (1)	181,580	1,330	2.93	148,786	1,472	3.96	175,645	2,716	3.09	148,128	3,013	4.07
Total interest-bearing deposits	344,935	1,560	1.81	320,308	2,055	2.57	342,249	3,235	1.89	320,387	4,325	2.70
FHLB advances	3,458	28	3.24	4,459	36	3.23	3,583	58	3.24	4,583	74	3.23
Total interest-bearing liabilities	348,393	1,588	1.82	324,767	2,091	2.58	345,832	3,293	1.90	324,970	4,399	2.71
Noninterest bearing liabilities	3,233			2,966			3,366			3,015
Total liabilities	351,626			327,733			349,198			327,985
Stockholders' equity	55,552			54,823			55,341			54,683
Total liabilities and stockholders' equity	407,178			$382,556			404,539			$382,668
Net interest income		3,123			$2,939			6,239			$5,775
Interest rate spread			3.09%			3.03%			3.10%			2.96%
Net interest margin (annualized)			3.26%			3.28%			3.28%			3.22%
Average interest-earning assets to average interest-bearing liabilities			110.08%			110.47%			110.17%			110.38%
1) Includes municipal deposits

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and six months ended December 31, 2009 and 2008.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)

Allowance at beginning of period	$3,998	$3,908	$4,213	$4,619
Provision for loan losses	324	396	946	731
Charge offs:
One- to four-family residential real estate	40	4	40	4
Nonresidential real estate and land	-	493	-	1,541
Multifamily residential real estate	-	-	831	-
Consumer and other loans	22	121	39	125
Total charge-offs	62	618	910	1,670

Recoveries:
One- to four-family residential real estate	-	-	2	-
Multifamily residential real estate	-	-	5	-
Consumer and other loans	3	5	7	11
Total recoveries	3	5	14	11
Net charge-offs	59	613	896	1,659

Loss on restructuring of loan	3	49	3	49

Allowance at end of period	$4,260	$3,642	$4,260	$3,642

The provision for loan losses was $324,000 for the three months ended December 31, 2009 compared to $396,000 for the three months ended December 31, 2008. The decrease in the provision for loan losses is the result of a decrease in net loans receivable of $17.8 million from December 31, 2008 to December 31, 2009.  The decrease in net loans receivable is attributable to more loans being sold to Freddie Mac in the last year and tighter lending standards that have been implemented over the last two years.

The provision for loan losses was $946,000 for the six months ended December 31, 2009, compared to $731,000 for the six months ended December 31, 2008.  The increase in the provision for loan losses is the result of troubled debt restructurings increasing $4.1 million during the six months ended December 31, 2009, from $4.5 million at June 30, 2009 to $8.6 million at December 31, 2009.  There were no troubled debt restructurings at any time during the six months ended December 31, 2008.   During the quarter ended September 30, 2009 troubled debt restructurings increased $2.7 million, while increasing only $1.4 million in the quarter ended December 31, 2009.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31, 2009	At June 30, 2009	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$1,657	$1,943	(14.7)%
Multifamily	-	2,492	(100.0)
Nonresidential real estate and land	2,218	1,455	52.4
Consumer and other loans	124	84	47.6
Total	3,999	5,974	(33.1)
Real estate and other assets owned	1,229	2,644	(53.6)
Reserve for losses on real estate and other assets owned	(440)	(704)	37.5

Total nonperforming assets	$4,787	$7,914	(39.5)
Total nonperforming loans to total loans	1.48%	2.18%	(32.1)
Total nonperforming loans to total assets	1.00%	1.49%	(32.9)
Total nonperforming assets to total assets	1.20%	1.97%	(39.1)

Other nonperforming assets (comprised of nonperforming loans and REO) decreased to $4.8 million at December 31, 2009 from a balance of $7.9 million at June 30, 2009. The REO at December 31, 2009 consists of three residential properties and one parcel of vacant land. At June 30, 2009, there were two one- to four- family residences, one parcel of vacant land, and one golf course.  The residences were sold in October, 2009.  The golf course was sold in December, 2009. The Bank is actively working to sell all of the other assets in REO. Where necessary, management has reserved for losses on the sale of certain properties (these reserves are included in the REO balance at December 31, 2009 and June 30, 2009), and continues to maintain the properties and monitor their values based upon current market conditions. For the six months ended December 31, 2009, the Bank recorded a $300,000 provision for loss on the sale of REO, compared to no provision being made in the same period in the prior year. Nonperforming loans decreased to $4.0 million at December 31, 2009 from $6.0 million at June 30, 2009.  The decrease is primarily due to one loan, with a balance of $1.6 million, being transferred into REO in the current year.  A $1.1 million commercial real estate loan was included in both troubled debt restructuring and nonperforming loans at December 31, 2009 and June 30, 2009. All other troubled debt restructurings are performing to terms at December 31, 2009, and therefore are excluded from the above table.  At December 31, 2009, there were $8.6 million in troubled debt restructurings, compared to $4.5 million at June 30, 2009.  At December 31, 2009, troubled debt restructurings included eleven commercial real estate loans representing nine commercial lending relationships. These loans have been restructured with lower-than-market interest rates of 0% to 3%, for fixed terms that will end between 2010 and 2012.  The amount of impairment recorded on troubled debt restructurings was $979,000 at December 31, 2009.

Other Income. The following table summarizes other income for the three and six months ended December 31, 2009 and 2008.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)

Service charges	$514	$446	15.2%	$996	$930	7.1%
Gain on sale of loans	110	3	3,566.7	196	21	833.3
Gain (loss) on sale of investments	51	(75)	168.0	39	(33)	218.2
Income from Bank Owned Life Insurance	82	65	26.2	139	130	6.9
Other	185	63	193.7	258	150	72.0
Total	$942	$502	87.6	$1,628	$1,198	35.9

The increase in service charges is attributable to an increase in our customer base over the last year, as a result of increased marketing and promotional efforts in our market area.  The increase in gain on sale of loans is a result of favorable pricing received from Freddie Mac on loans sold to Freddie Mac.  The increase in gain on sale of investments is a result of the sale of several securities in the current quarter that were in an unrealized gain position.  The increase in other operating income is a result of increases in loan servicing fees, as a result of the loans sold to Freddie Mac, and an increase in annual fees on lines-of-credit charged to customers.

Other Expense. The following table summarizes other expense for the three and six months ended December 31, 2009 and 2008.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)

Compensation and employee benefits	$1,441	$1,415	1.8%	$2,912	$2,891	0.7%
Premises and occupancy expense	278	286	(2.8)	554	545	1.7
Deposit insurance premium	193	66	192.4	413	129	220.2
Advertising expense	85	71	19.7	176	148	18.9
Data processing expense	64	55	16.4	120	112	7.1
ATM Service fees	110	107	2.8	217	215	0.9
Provision for loss on the sale of other real estate owned	200	-	100.0	300	69	334.8
Other	698	639	9.2	1,252	1,123	11.5
Total	$3,069	$2,639	16.3	$5,944	$5,232	13.6

The increase in our deposit insurance premium is a result of an increase in insurance assessment rates over the last year.  The increase in advertising expense is a result of increased marketing and promotional efforts in our market area, in an effort to grow our customer base.  The increase in data processing expense is a result of the previously mentioned growth to our customer base.  The increase in provision for loss on the sale of real estate owned is a result of the negative impact the economic recession has had on the market value of other real estate owned by the Bank, requiring additional write downs on real estate values.

Income Taxes. Income tax expense increased to $196,000 for the three months ended December 31, 2009 from $144,000 for the three months ended December 31, 2008.  The increase in expense is primarily due to an increase in pre-tax earnings from $406,000 to $672,000.  Income tax expense decreased to $279,000 for the six months ended December 31, 2009, compared to $361,000 for the same period in 2008.  The decrease in expense for the six month period was due to a decrease in pre-tax earnings from $1.0 million to $977,000, and an increase in interest income on tax-exempt municipal bonds.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $18.6 million and $27.0 million at December 31, 2009 and June 30, 2009, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $53.9 million and $28.3 million at December 31, 2009 and June 30, 2009, respectively. Total securities classified as available-for-sale were $84.0 million and $76.5 million at December 31, 2009 and June 30, 2009, respectively. In addition, at December 31, 2009 and June 30, 2009, we had the ability to borrow a total of approximately $90.0 million and $83.0 million, respectively, from the Federal Home Loan Bank of Indianapolis. The Bank had $3.3 million and $3.8 million in borrowings from the Federal Home Loan Bank as of December 31, 2009 and June 30, 2009, respectively.

At December 31, 2009 and June 30, 2009, we had $27.6 million and $32.3 million in loan commitments outstanding, respectively. At December 31, 2009, this consisted of $1.8 million in mortgage loan commitments, $3.4 million in commercial loan commitments, $16.7 million in unused home equity lines of credit, $4.8 million in commercial lines of credit, and $865,000 of letters of credit outstanding. At June 30, 2009, we had $2.6 million in mortgage loan commitments, $21.9 million in unused home equity lines of credit, $4.4 million in commercial lines of credit, and $1.2 million in letters of credit outstanding. Certificates of deposit due within one year of December 31, 2009 and June 30, 2009 totaled $117.6 million and $95.1 million, respectively. This represented 64.3% and 57.7% of our certificates of deposit at December 31, 2009 and June 30, 2009, respectively. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

United Community Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, United Community Bancorp is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures. United Community Bancorp also has repurchased shares of its common stock. United Community Bancorp’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to United Community Bancorp in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2009, United Community Bancorp had cash and cash equivalents of $3.3 million.

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under the FDIC’s regulatory framework for prompt corrective action at that date.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2009:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Tier 1 capital to risk-weighted assets	49,001	17.2%	11,410	4.0%	17,115	6.0%
Total capital to risk-weighted assets	51,624	18.1%	22,820	8.0%	28,525	10.0%
Tier 1 capital to adjusted total assets	49,001	12.4%	15,772	4.0%	19,715	5.0%
Tangible capital to adjusted total assets	49,001	12.4%	5,914	1.5%

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

For the six months ended December 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We use a net portfolio value analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk.  This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 200 basis points.

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2009, which is the most recent date for which data is available, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change

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

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2009.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased (1)	per Share	Programs	Programs

October 1, 2009 to October 31, 2009	--	--	--	116,710

November 1, 2009 to November 30, 2009	--	--	--	116,710

December 1, 2009 to December 31, 2009	10,400	$6.46	10,400	106,310

Total	10,400	$6.46	10,400

(1)
On August 14, 2008, the Board of Directors of the Company approved the repurchase of up to 162,371 shares of its outstanding common stock, or 5.0% of outstanding shares not held by United Community MHC.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on November 12, 2009. The results of the vote on the items of business considered at the Annual Meeting were as follows:

1.	The following individuals were elected as directors, each for a three year term:

	VOTES FOR	VOTES WITHHELD

Jerry W. Hacker	7,359,339	79,486
Anthony C. Meyer	7,356,266	82,539
Ralph B. Sprecher	7,361,538	77,287

Directors Eugene B. Seitz II, G. Michael Seitz, and Elmer G. McLaughlin have terms ending in 2010.
Directors Robert J. Ewbank, William F. Ritzmann, and Richard C. Strzynski have terms ending in 2011.  There were no broker non-votes for the proposal to elect directors.

2.	The appointment of Clark, Schaefer, Hackett & Co. as independent registered public accountants for the Company for the year ended June 30, 2010 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
7,417,782	19,508	1,536

Item 5.  OTHER INFORMATION

Not applicable

Item 6.   EXHIBITS

Exhibit 3.1	Charter of United Community Bancorp (1)
Exhibit 3.2	Amended and Restated Bylaws of United Community Bancorp (2)
Exhibit 10.1	Branch Purchase Agreement by and between Integra Bank National Association and United
Community Bank (3)
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32	Section 1305 Certifications

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on December 14, 2005 (File No. 333-130302).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2007 (File No. 000-51800).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2010 (File No. 000-51800)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: February 16, 2010	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: February 16, 2010	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer
and Treasurer