Form 10-Q
period 2010-03-31
United Community Bancorp
filed 2010-05-14
CIK 1344970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes     ☐      No   ☒

As of May 14, 2010, there were 7,845,554 shares of the registrant’s common stock outstanding, of which 4,655,200 shares were held by United Community MHC.

UNITED COMMUNITY BANCORP

Table of Contents

Part I. Financial Information
Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	March 31, 2010	June 30, 2009
Assets

Cash and due from banks	$36,740	$27,004
Investment securities:
Securities available for sale - at estimated market value	62,242	46,769
Securities held to maturity - at amortized cost	631	175
Mortgage-backed securities available for sale - at estimated market value	47,514	29,713

Loans receivable, net	270,621	272,270
Loans available for sale	-	2,193

Property and equipment, net	6,056	6,011
Federal Home Loan Bank stock, at cost	2,016	2,016
Accrued interest receivable:
Loans	1,344	1,259
Investments and mortgage-backed securities	495	486
Other real estate owned, net	297	1,940
Cash surrender value of life insurance policies	7,035	6,826
Deferred income taxes	2,604	2,700
Prepaid expenses and other assets	3,051	2,217
Total assets	$440,646	$401,579

Liabilities and Stockholders' Equity

Deposits	$378,734	$339,616
Advance from FHLB	3,083	3,833
Accrued interest on deposits	10	15
Accrued interest on FHLB advance	7	8
Advances from borrowers for payment of insurance and taxes	277	179
Accrued expenses and other liabilities	2,769	2,849
Total liabilities	384,880	346,500

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,845,554 shares outstanding at March 31, 2010 and 8,464,000 shares issued, and 7,857,974 shares outstanding at
June 30, 2009	36	36
Additional paid-in capital	36,995	36,791
Retained earnings	28,410	28,204
Less shares purchased for stock plans	(3,115)	(3,254)
Treasury Stock, at cost - 618,446 and 606,026 shares at March 31, 2010
and June 30, 2009, respectively	(7,054)	(6,974)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	494	276

Total stockholders' equity	55,766	55,079

Total liabilities and stockholders' equity	$440,646	$401,579

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
Interest income:
Loans	$4,068	$4,550	$12,226	$13,677
Investments and mortgage - backed securities	648	499	2,022	1,546
Total interest income	4,716	5,049	14,248	15,223
Interest expense:
Deposits	1,516	1,741	4,751	6,066
Borrowed funds	26	33	84	107
Total interest expense	1,542	1,774	4,835	6,173

Net interest income	3,174	3,275	9,413	9,050

Provision for loan losses	451	664	1,397	1,395

Net interest income after
provision for loan losses	2,723	2,611	8,016	7,655

Noninterest income:
Service charges	446	396	1,442	1,326
Gain on sale of loans	50	295	246	316
Gain (loss) on sale of investments	114	(77)	153	(110)
Gain on sale of other real estate owned	25	-	25	50
Income from Bank Owned Life Insurance	70	65	209	195
Other	44	56	302	156
Total noninterest income	749	735	2,377	1,933

Noninterest expense:
Compensation and employee benefits	1,411	1,370	4,323	4,261
Premises and occupancy expense	268	272	822	817
Deposit insurance premium	214	66	627	195
Advertising expense	67	68	243	216
Data processing expense	87	63	207	175
ATM service fees	104	106	321	321
Provision for loss on sale of real estate owned	97	168	397	168
Acquisition related expenses	226	-	226	-
Other operating expenses	434	625	1,686	1,817
Total noninterest expense	2,908	2,738	8,852	7,970

Income before income taxes	564	608	1,541	1,618

Provision for income taxes	214	259	493	620

Net income	$350	$349	$1,048	$998

Basic and diluted earnings per share	$0.05	$0.05	$0.14	$0.13

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(In thousands)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2010	2009	2010	2009

Net income	$350	$349	$1,048	$998

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities	375	(56)	314	595

Reclassification adjustment for (gains) losses on
available for sale securities included in income	(73)	50	(96)	70

Total comprehensive income	$652	$343	$1,266	$1,663

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
(In thousands)	2010	2009
Operating activities:
Net income	$1,048	$998
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	348	356
Provision for loan losses	1,397	1,395
Provision for losses on real estate acquired through foreclosure	397	176
Deferred loan origination costs	(63)	(27)
Amortization (accretion) of premium (discount) on investments	(105)	103
Proceeds from sale of loans	22,622	37,839
Loans disbursed for sale in the secondary market	(20,183)	(37,803)
Gain on sale of loans	(246)	(316)
(Gain) loss on the sale of investments	(153)	110
ESOP shares committed to be released	99	79
Stock-based compensation expense	244	405
Deferred income taxes	25	61
Gain on sale of other real estate owned	(25)	(50)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(94)	(171)
Prepaid expenses and other assets	(834)	856
Accrued interest on deposits	(5)	(60)
Accrued interest on advances from Federal Home Loan Bank	(1)	(1)
Accrued expenses and other	(80)	287

Net cash provided by operating activities	4,391	4,237

Investing activities:
Proceeds from maturity of available for sale investment securities	13,640	2,266
Proceeds from the sale of available for sale investment securities	3,537	1,799
Proceeds from the maturity of held to maturity investment securities	44	25
Proceeds from repayment of mortgage-backed securities available for sale	7,165	3,595
Proceeds from sale of mortgage-backed securities	8,049	-
Proceeds from sale of other real estate owned	2,215	620
Purchases of available for sale investment securities	(33,029)	(22,697)
Purchases of mortgage-backed securities	(32,589)	(4,056)
Net decrease (increase) in loans	(631)	4,369
Increase in cash surrender value of life insurance	(209)	(195)
Capital expenditures	(393)	(159)

Net cash used in investing activities	(32,201)	(14,433)

Financing activities:
Net increase in deposits	39,118	18,311
Dividends paid to stockholders	(840)	(775)
Repurchases of common stock	(80)	(259)
Repayments of Federal Home Loan Bank advances	(750)	(750)
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	98	(12)

Net cash provided by financing activities	37,546	16,515

Net increase in cash and cash equivalents	9,736	6,319

Cash and cash equivalents at beginning of period	27,004	35,710

Cash and cash equivalents at end of period	$36,740	$42,029

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION- United Community Bancorp (the “Company”), a Federally-chartered corporation, is the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank.  The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006.  United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company.  United Community MHC owns 59% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company.  The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana.  UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank.  The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  No other adjustments have been included.  The results for the three and nine month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2009, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2009.

2. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of March 31, 2010 and June 30, 2009, the ESOP owned 213,696 and 245,262 shares, respectively, of the Company's common stock, which were held in a suspense account until released for allocation to participants.

3. EARNINGS PER SHARE (EPS) – In June 2008, the FASB issued ASC 260-10-65-2, Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, Earnings per Share, when computing basic and diluted EPS. This guidance became effective for the Company on July 1, 2009 and has been applied on a retrospective basis. The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three and nine month periods ended March 31, 2010 and  2009, outstanding options to purchase 346,304 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive.  The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Basic weighted average outstanding shares	7,614,782	7,624,977	7,611,664	7,579,475
Effect of dilutive stock options	-	-	-	-
Diluted weighted average outstanding shares	7,614,782	7,624,977	7,611,664	7,579,475

4. STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.  No stock-based compensation awards were granted during the nine months ended March 31, 2010.

5. DIVIDENDS – On each of July 23, 2009, October 22, 2009, and January 28, 2010, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.10 per share.  The dividends were paid on August 31, 2009, November 30, 2009, and February 26, 2010.  Accordingly, cash dividends of $840,000 were paid to shareholders during the nine month period ended March 31, 2010.  United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends.  On April 22, 2010, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.11 per share.  The dividend is expected to be paid on May 28, 2010.

6.  SHARE REPURCHASE PLANS – During the nine months ended March 31, 2010, the Company purchased 12,420 shares of its outstanding common stock, for a total cost of $80,000.  The shares were purchased as part of a publicly announced plan to buy back stock on August 14, 2008.  As of March 31, 2010, 126,690 shares remained to be purchased as part of this plan.

7. SUPPLEMENTAL CASH FLOW INFORMATION
	Nine Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$-	$10
Interest	$4,841	$6,234

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities
designated as available for sale, net of tax	$218	$665
Transfers of loans to other real estate owned	$944	$583

8.  TROUBLED DEBT RESTRUCTURINGS - From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. At March 31, 2010, the Bank had twelve loans totaling $9.3 million that qualified as troubled debt restructurings. One loan, secured by multifamily residential real estate for $1.5 million, had an additional $84,000 available to borrow. At March 31, 2010, the Bank has no other commitments to lend on its loans already restructured under troubled debt. At June 30, 2009, the Bank had five loans totaling $4.5 million that qualified as troubled debt restructurings.  The amount of impairment recorded on troubled debt restructurings was $1.3 million at March 31, 2010.

9. DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Advance from Federal Home Loan Bank

The fair value is calculated using rates available to the Company on advances with similar terms and remaining maturities.

Off-balance sheet items

Off-balance sheet items at March 31, 2010 are comprised solely of loan commitments.  These instruments are generally variable rate or short-term in nature, with minimal fees charged.

The estimated fair values of the Company's financial instruments at March 31, 2010 and June 30, 2009 are as follows:

	March 31, 2010		June 30, 2009
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$36,740	$36,740	$27,004	27,004
Investment securities available for sale	62,242	62,242	46,769	46,769
Investment securities held to maturity	631	631	175	175
Mortgage-backed securities	47,514	47,514	29,713	29,713
Loans receivable and loans receivable held for sale	270,621	266,521	274,463	270,760
Accrued interest receivable	1,839	1,839	1,745	1,745
Investment in FHLB stock	2,016	2,016	2,016	2,016

Financial liabilities:
Deposits	$378,734	$380,634	$339,616	341,322
Accrued interest payable	17	17	23	23
FHLB advance	3,083	3,137	3,833	3,856

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

Level 2 securities include U.S. Government and agency mortgage-backed securities, U.S. Government agency bonds, municipal securities, and other real estate owned. If quoted market prices are not available, the Bank utilizes a third party vendor to calculate the fair value of its available for sale securities. The third party vendor uses quoted prices of securities with similar characteristics when available.  If such quotes are not available, the third party vendor uses pricing models or discounted cash flow models with observable inputs to determine the fair value of these securities.  For other real estate owned, the Bank utilizes appraisals obtained from independent third parties to determine fair value.  At March 31, 2010, the Company had $47.5 million in mortgage-backed securities, $49.4 million in U.S. Government agency bonds, $12.7 million in municipal bonds, and $297,000 in other real estate owned.   At June 30, 2009, the Company had $29.7 million in mortgage-backed securities, $39.6 million in U.S. Government agency bonds, $7.0 million in municipal bonds, and $1.9 million in other real estate owned.  The valuations for these securities were obtained from the third party vendor to our custodian without adjustment by the Bank. Management obtains and reviews the third party vendor’s Statement of Auditing Standard No. 70 (SAS 70) examination report to evaluate the valuation methodologies and ensure that reported fair values are consistent with the requirements of ASC 820, including proper classification within the fair value hierarchy.

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2010:
Mortgage-backed securities	$47,514	$-	$47,514	$-
U.S. Government corporations and agencies	49,391	-	49,391	-
Municipal bonds	12,727	-	12,727	-
Other equity securities	124	124	-	-
June 30, 2009:
Mortgage-backed securities	$29,713	$-	$29,713	$-
U.S. League intermediate-term portfolio	47	-	47	-
U.S. Government corporations and agencies	39,641	-	39,641	-
Municipal bonds	6,952	-	6,952	-
Other equity securities	129	129	-	-

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2010:
Other real estate owned	$297	$-	$297	$-
Loans held for sale	-	-	-	-
Impaired loans	9,839	-	9,839	-
June 30, 2009:
Other real estate owned	$1,940	$-	$1,940	$-
Loans held for sale	2,193	-	2,193	-
Impaired loans	7,512	-	7,512	-

Investment securities available for sale at March 31, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$47,005	$580	$71	$47,514
U.S. Government corporations and agencies	49,250	228	87	49,391
Municipal bonds	12,543	192	8	12,727
Other equity securities	211	-	87	124
	$109,009	$1,000	$253	$109,756

Investment securities held to maturity at March 31, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$631	-	-	$631

Investment securities available for sale at June 30, 2009 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$29,144	$619	$50	$29,713
U.S. League Intermediate - Term Portfolio	60	-	13	47
U.S. Government corporations and agencies	39,515	218	92	39,641
Municipal bonds	7,091	-	139	6,952
Other equity securities	211	-	82	129
	$76,021	$837	$376	$76,482

Investment securities held to maturity at June 30, 2009 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$175	-	-	$175

The mortgage-backed securities, U.S. Government agency bonds and municipal bonds available for sale have the following maturities at March 31, 2010:
	Amortized	Estimated
	cost	market value
	(In thousands)
Due or callable in one year or less	$26,964	$27,080
Due or callable in 1 - 5 years	69,291	69,824
Due or callable in 5 - 10 years	270	282
Due or callable in greater than 10 years	12,273	12,446
Total debt securities	$108,798	$109,632

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2010:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. League Intermediate - Term Portfolio & Callable Government agencies	$17,077	87	-	-	$17,077	87
Mortgage-backed securities	13,382	71	-	-	13,382	71
Municipal bonds	2,509	8	-	-	2,509	8
Other equity securities	-	-	124	87	124	87
	$32,968	166	124	87	$33,092	253
Number of investments	18		1		19

Securities available for sale are reviewed for possible other-than-temporary impairment on a quarterly basis.  During this review, Management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook.  Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer or any credit enhancement providers, and the quality of the underlying collateral.  Management does not intend to sell these securities in the foreseeable future, and does not believe that it is more likely than not that the Bank will be required to sell a security in an unrealized loss position prior to a recovery in its value.  The decline in market value is due to changes in market interest rates.  The fair values are expected to recover as the securities approach maturity dates.

10. BRANCH ACQUISITION

In February, 2010, the Bank, entered into a definitive agreement to purchase three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A. (“Integra”).  The offices are located in Milan, Osgood and Versailles, Indiana. In addition, the Bank has agreed to acquire a group of commercial and residential mortgage loans from Integra.  The Bank will assume approximately $54.4 million of deposit liabilities related to the three branches, as well as $38.6 million of branch loans and $12.3 million of additional commercial and residential mortgage loans selected by the Bank that were originated in other Integra offices.  On April 26, 2010, the Company received regulatory approval from the Office of Thrift Supervision for this branch acquisition.  The acquisition is expected to close on June 4, 2010.

11. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Codification Accounting Standards Update No. 2010-18 (ASU No. 2010-18), Receivables (Topic 310): Effect of Loan Modification when the Loan is Part of a Pool that is Accounted for as a Single Asset (a consensus of the FASB Emerging Issues Task Force).  The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition.  ASU No. 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the interim period ending September 30, 2010, and the amendments are to be applied prospectively.  Management is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosure about Fair Value Measurements, under Topic 820, Fair value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3.  This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 is effective for the interim period March 31, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which becomes effective for the interim period ending September 30, 2011.  The adoption of ASU No. 2010-06 did not have a material impact on our consolidated financial statements.

In January 2010 the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, under Topic 505, which amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 became effective for the interim period ending December 31, 2009 for the Company. There was no material impact on the Company’s financial statements as a result of the adoption of ASU 2010-01 for per share or dividends paid amounts disclosed.

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

In June 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This Statement modifies the accounting for transfers of financial assets and the determination of what entities must be consolidated, and will have a significant effect on securitizations and special-purpose entities. We adopted these provisions effective July 1, 2009, as required.  The adoption of these provisions did not have a material impact on the Company’s financial statements.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, changes in the quality or composition of the Company’s loan or investment portfolios, and the Company’s ability to successfully integrate assets, liabilities, customers, systems, and personnel of the three branches of Integra Bank it is acquiring into its operations and the Company’s ability to recognize revenue synergies and cost savings within expected time frames.  Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2009, which is available through the SEC’s website at www.sec.gov, as well as under “Part II - Item 1A. Risk Factors” of this Form 10-Q.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes and investment securities.

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

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

Total assets were $440.6 million at March 31, 2010, compared to $401.6 million at June 30, 2009.  The increase is primarily due to a $9.7 million increase in cash and equivalents and a $33.7 million increase in investments.  The increases in cash and investments were funded by a $6.7 million increase in municipal deposits and a $32.4 million increase in retail deposits over that same period.  The increase in deposits is a result of our increased marketing and advertising efforts over the last year.

Total liabilities were $384.9 million at March 31, 2010, compared to $346.5 million at June 30, 2009.  The increase in liabilities is primarily the result of the previously mentioned $39.1 million increase in deposits.

Total stockholders’ equity was $55.8 million at March 31, 2010, compared to $55.1 million at June 30, 2009.  The increase in stockholders’ equity is due to net income of $1.0 million for the nine months ended March 31, 2010, partially offset by $840,000 in dividends paid to shareholders and $343,000 in the continued amortization of stock compensation plans.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2010 and 2009

General. Net income increased $1,000 in the quarter ended March 31, 2010, compared to the prior year quarter.  This increase is primarily due to a $213,000, or 32.1%, decrease in the provision for loan loss and a $45,000, or 17.4%, decrease in provision for income taxes, partially offset by a $170,000, or 6.2%, increase in noninterest expense and a $101,000, or 3.1%, decrease in net interest income.  The decrease in the provision for loan loss is due to the decrease in loan balances for which specific reserves are not required.  This decrease in loan balances is primarily the result of the sale of residential mortgage loans to Freddie Mac.  The decrease in the provision for income taxes is the result of the Bank increasing its investment in municipal bonds in the current year, resulting in lower taxable income.  The increase in noninterest expenses is primarily the result of an increase in premiums paid on FDIC insurance and expenses related to the acquisition of three branches from Integra Bank, partially offset by a decrease in expenses related to other real estate owned (“REO”).  The decrease in REO expenses is the result of the Bank holding fewer properties in REO during the quarter ended March 31, 2010, when compared to the prior year quarter.  The decrease in net interest income is the result of a $39.0 million increase in assets, primarily due to the purchase of investment securities instead of funding higher-yielding loans, offset by lower costing deposits in the quarter ended March 31, 2010, compared to the prior year quarter.

Net income increased $50,000, or 5.0%, in the nine months ended March 31, 2010, compared to the same period in the prior year.  The increase is attributable to a $363,000, or 4.0%, increase in net interest income, a $444,000, or 23.0%, increase in noninterest income, and a $127,000, or 20.5%, decrease in the provision for income taxes, partially offset by a $882,000, or 11.1%, increase in noninterest expenses.  The increase in net interest income is the result of growth of the balance sheet as interest-earning assets increased $39.2 million and interest-bearing liabilities increased $38.6 million from March 31, 2009 to March 31, 2010.  The increase in noninterest income is attributable to gains on sales of investments and an increase in service charges on deposit accounts.  The increase in service charges is attributable to the increase in retail customers from March 31, 2009 to March 31, 2010.  The decrease in provision for income taxes is attributable to the previously mentioned increased investment in municipal bonds.  The increase in noninterest expenses is attributable to the previously mentioned increased premiums on FDIC insurance and acquisition expenses, as well as an increase in the provision for loss on the sale of REO.

Net Interest Income. Net interest income decreased $101,000, or 3.1%, in the quarter ended March 31, 2010, as compared to the prior year quarter.  The decrease in net interest income is the result of a $39.0 million increase in assets, primarily due to the purchase of investment securities instead of funding higher-yielding loans, offset by lower costing deposits in the quarter ended March 31, 2010, compared to the prior year quarter.

Net interest income increased $363,000, or 4.0%, in the nine months ended March 31, 2010, as compared to the same period in the prior year.  The increase in net interest income is the result of growth of the balance sheet as interest-earning assets increased $39.2 million, while interest-bearing liabilities increased slightly less at $38.6 million from March 31, 2009 to March 31, 2010.

The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2010 and 2009.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Interest income:

Loans	$4,068	$4,550	(10.6)%	$12,226	$13,677	(10.6)%
Investment and mortgage-backed securities	645	490	31.6	2,013	1,394	44.4

Other interest-earning assets	3	9	(66.7)	9	152	(94.1)
Total interest income	4,716	5,049	(6.6)	14,248	15,223	(6.4)

Interest expense:

NOW and money market deposit accounts	184	257	(28.4)	638	1,365	(53.3)

Passbook accounts	32	49	(34.7)	96	253	(62.1)

Certificates of deposit	1,300	1,435	(9.4)	4,017	4,448	(9.7)
Total interest-bearing deposits	1,516	1,741	(12.9)	4,751	6,066	(21.7)
FHLB advances	26	33	(21.2)	84	107	(21.5)
Total interest expense	1,542	1,774	(13.1)	4,835	6,173	(21.7)
Net interest income	$3,174	$3,275	(3.1)	$9,413	$9,050	4.0

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2010 and 2009.  For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only.  Yields are not presented on a tax equivalent basis.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2010			2009			2010			2009
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$271,175	$4,068	6.00%	$284,585	$4,550	6.40%	$272,239	$12,226	5.99%	$285,474	$13,677	6.39%
Investment and mortgage-backed securities	90,539	645	2.85	50,461	490	3.88	84,370	2,013	3.18	42,930	1,394	4.33
Other interest-earning assets	40,966	3	0.03	38,820	9	0.09	33,733	9	0.04	37,252	152	0.54
	402,680	4,716	4.68	373,866	5,049	5.40	390,342	14,248	4.87	365,656	15,223	5.55
Noninterest-earning assets	23,626			23,064			23,518			23,666
Total assets	$426,306			$396,930			$413,860			$389,322

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	$135,404	$184	0.54	$139,130	$257	0.74	$130,904	$638	0.65	$136,094	$1,365	1.34
Passbook accounts (1)	41,986	32	0.30	40,303	49	0.49	41,267	96	0.31	40,254	253	0.84
Certificates of deposit (1)	186,929	1,300	2.78	154,668	1,435	3.71	179,439	4,017	2.98	150,492	4,448	3.94
Total interest-bearing deposits	364,319	1,516	1.66	334,101	1,741	2.08	351,610	4,751	1.80	326,840	6,066	2.47
FHLB advances	3,209	26	3.24	4,208	33	3.14	3,458	84	3.24	4,458	107	3.20
Total interest-bearing liabilities	367,528	1,542	1.68	338,309	1,774	2.10	355,068	4,835	1.82	331,298	6,173	2.48
Noninterest bearing liabilities	3,190			3,060			3,353			3,068
Total liabilities	370,718			341,369			358,421			334,366
Stockholders' equity	55,588			55,561			55,439			54,956
Total liabilities and stockholders' equity	$426,306			$396,930			$413,860			$389,322
Net interest income		$3,174			$3,275			$9,413			$9,050
Interest rate spread			3.00%			3.30%			3.05%			3.07%
Net interest margin (annualized)			3.15%			3.50%			3.22%			3.30%
Average interest-earning assets to average interest-bearing liabilities			109.56%			110.51%			109.93%			110.37%
1) Includes municipal deposits

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three and nine months ended March 31, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Dollars in thousands)

Allowance at beginning of period	$4,260	$3,642	$4,213	$4,619
Provision for loan losses	451	664	1,397	1,395
Charge offs:
One- to four-family residential real estate	33	-	73	4
Nonresidential real estate and land	34	-	34	1,541
Multi-family residential real estate	-	-	831	-
Consumer and other loans	3	53	42	178
Total charge-offs	70	53	980	1,723

Recoveries:
One- to four-family residential real estate	-	1	2	1
Nonresidential real estate and land	19	-	19	-
Multi-family residential real estate	-	-	5	-
Consumer and other loans	7	-	14	11
Total recoveries	26	1	40	12
Net charge-offs	44	52	940	1,711
Loss on restructuring of loan	-	-	3	49

Allowance at end of period	$4,667	$4,254	$4,667	$4,254

The provision for loan losses was $451,000 for the quarter ended March 31, 2010 compared to $664,000 for the quarter ended March 31, 2009.  The decrease in the provision for loan loss is due to the decrease in loan balances for which specific reserves are not required, primarily as a result of the sale of residential mortgage loans to Freddie Mac.

The provision for loan losses was $1.4 million for the nine months ended March 31, 2010 and 2009.  The provision for loan loss remaining unchanged is the result of a decrease in the loan portfolio in the current year, offset by an increase in delinquent loans in the prior year as a result of worsening economic conditions.

For more information on how the Company reviews its allowance for loan losses and determines any necessary provision see, “Critical Accounting Policies – Allowance for Loan Losses.”

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At March 31, 2010	At June 30, 2009	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to-four-family	$2,256	$1,943	16.1%
Multi-family	4,400	2,492	76.6
Nonresidential real estate and land	2,409	1,455	65.6
Consumer and other loans	248	84	195.2
Total	9,313	5,974	55.9
Real estate owned	359	2,644	(86.5)
Reserve for loss on real estate owned	(62)	(704)	91.2
Total nonperforming assets	$9,610	$7,914	21.4
Total nonperforming loans to total loans	3.44%	2.18%	57.8
Total nonperforming loans to total assets	2.11%	1.49%	41.6
Total nonperforming assets to total assets	2.18%	1.97%	10.7

 Nonperforming loans increased to $9.3 million at March 31, 2010, from $6.0 million at June 30, 2009.  The increase is primarily attributable to an increase in nonaccrual residential real estate loans of $2.2 million, an increase in nonaccrual consumer and other loans of $164,000, and an increase in nonaccrual nonresidential real estate and land loans  of $954,000.  The increase in nonaccrual loans is the result of the current economic recession and its impact on our customers, and the decline in commercial real estate values, partially offset by one $1.6 million commercial real estate loan being charged-off and the property being sold and financed with a new borrower for $825,000.  This new loan is classified as a troubled debt restructuring and is currently on nonaccrual status until a history of payment performance can be established.  Other nonperforming assets (comprised exclusively of REO at March 31, 2010) decreased to $297,000 at March 31, 2010 from $1.9 million at June 30, 2009.  The REO at March 31, 2010 consists of one residential property and two parcels of vacant land.  The decrease in REO properties is the result of the sale of five properties during the year for $2.7 million, while taking back six properties during the year totaling $943,000.  The Bank is actively working to sell these properties, and continues to maintain the properties and monitor their values based upon current market conditions.  Where necessary, management will reserve for losses on the sale of certain properties.  At March 31, 2010, there was $62,000 in reserves for losses on the sale of REO.

Noninterest Income. The following table summarizes other income for the three and nine months ended March 31, 2010 and 2009.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)

Service charges	$446	$396	12.6%	$1,442	$1,326	8.7%
Gain on sale of loans	50	295	(83.1)	246	316	(22.2)
Gain (loss) on sale of investments	114	(77)	248.1	153	(110)	239.1
Gain on sale of other real estate owned	25	-	100.0	25	50	(50.0)
Income from bank-owned life insurance	70	65	7.7	209	195	7.2
Other	44	56	(21.4)	302	156	93.6
Total	$749	$735	1.9	$2,377	$1,933	23.0

The increase in the gain (loss) on sale of investments is attributable to sales of securities during the quarter that had fixed rates that were significantly higher than current market rates.  Service charge income increased, as the retail customer base increased due to increased marketing and promotion efforts throughout 2009.  The increase in the gain on the sale of other real estate owned is the result of the sale of certain real estate held by the Bank for a gain in the current quarter, with no sales at a gain or loss in the prior year quarter.  The decrease in gain on sale of loans is attributable to the slowdown following the refinancing boom that occurred during 2009.   The increase in other operating income for the nine month period is a result of increases in loan servicing fees, as a result of the loans sold to Freddie Mac, and an increase in annual fees on lines-of-credit charged to customers.

Noninterest Expense. The following table summarizes other expense for the three and nine months ended March 31, 2010 and 2009.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Compensation and employee benefits	$1,411	$1,370	3.0%	$4,323	$4,261	1.5%
Premises and occupancy expense	268	272	(1.5)	822	817	0.6
Deposit insurance premium	214	66	224.2	627	195	221.5
Advertising expense	67	68	(1.5)	243	216	12.5
Data processing expense	87	63	38.1	207	175	18.3
ATM service fees	104	106	(1.9)	321	321	0.0
Provision for loss on sale of other real estate owned	97	168	(42.3)	397	168	136.3
Acquisition related expenses	226	-	100.0	226	-	100.0
Other operating expenses	434	625	(30.6)	1,686	1,817	(7.2)
Total	$2,908	$2,738	6.2	$8,852	$7,970	11.1

Noninterest expense increased $170,000, or 6.2%, for the quarter ended March 31, 2010, compared to the prior year quarter.  The increase is the result of an increase in FDIC insurance premiums of $148,000 and an increase in acquisition related expenses of $226,000, partially offset by a decrease in provision for loss on the sale of other real estate owned of $71,000 and a decrease in other operating expenses of $191,000.  The increase in our deposit insurance premium is a result of an increase in insurance assessment rates over the last year.  The increase in acquisition related expenses is the result of the previously discussed acquisition of three branches from Integra Bank.  The decrease in provision for loss on the sale of other real estate owned is the result of fewer properties being held by the Bank in the current year quarter, causing less risk and requirement for reserve.  The decrease in other operating expenses is a result of lower maintenance and operating expenses on other real estate owned, as several properties have been sold during the current year.

Noninterest expense increased $882,000, or 11.1%, for the nine months ended March 31, 2010, compared to the same period in the prior year.  The increase in noninterest expense is due to an increase of $432,000 in FDIC insurance premiums, an increase of $229,000 in provision for loss on the sale of other real estate owned, and an increase of $226,000 in acquisition related expenses, partially offset by a decrease of $131,000 in other operating expenses.  The increase in our FDIC insurance premiums is a result of the previously mentioned increase in insurance assessment rates.  The increase in provision for loss on the sale of other real estate owned is the result of deteriorating market conditions affecting the value of other real estate that was held by the Bank and was sold earlier in the year.  The increase in acquisition related expenses is the result of the previously mentioned branch acquisition.  The decrease in other operating expenses is a result of lower maintenance and operating expenses on other real estate owned, as several properties have been sold during the current year.

Income Taxes. The provision for income taxes was $214,000 for the quarter ended March 31, 2010 compared to $259,000 for the same period in 2009.  The decrease in provision for income taxes is the result of the Bank increasing its investment in municipal bonds in the current year, resulting in lower taxable income.  The provision for income taxes was $493,000 for the nine months ended March 31, 2010 compared to $620,000 for the same period in 2009.  The decrease in provision for income taxes is the result of the Bank increasing its investment in municipal bonds in the current year, resulting in lower taxable income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $36.7 million and $27.0 million at March 31, 2010 and June 30, 2009, respectively. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $101.8 million and $28.3 million at March 31, 2010 and June 30, 2009, respectively. Total securities classified as available-for-sale were $109.8 million and $76.5 million at March 31, 2010 and June 30, 2009, respectively. In addition, at March 31, 2010 and June 30, 2009, we had the ability to borrow a total of approximately $90.0 million and $83.0 million, respectively, from the Federal Home Loan Bank of Indianapolis. The Bank had $3.1 million and $3.8 million in outstanding borrowings from the Federal Home Loan Bank as of March 31, 2010 and June 30, 2009, respectively.

At March 31, 2010 and June 30, 2009, we had $29.5 million and $32.3 million in loan commitments outstanding, respectively. At March 31, 2010, this consisted of $3.0 million in mortgage loan commitments, $3.8 million in commercial loan commitments, $18.5 million in unused home equity lines of credit, $3.3 million in commercial lines of credit, and $856,000 of letters of credit outstanding. At June 30, 2009, we had $2.6 million in mortgage loan commitments, $21.9 million in unused home equity lines of credit, $4.4 million in commercial lines of credit, and $1.2 million in letters of credit outstanding. Certificates of deposit due within one year of March 31, 2010 and June 30, 2009 totaled $132.8 million and $95.1 million, respectively. This represented 69.6% and 57.7% of our certificates of deposit at March 31, 2010 and June 30, 2009, respectively. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under the FDIC’s regulatory framework for prompt corrective action at that date.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2010:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010 (unaudited)	(in thousands)
Tier 1 capital to risk-weighted assets	$49,358	16.76%	$11,778	4.0%	$17,667	6.0%
Total capital to risk-weighted assets	51,852	17.61%	23,555	8.0%	29,444	10.0%
Tier 1 capital to adjusted total assets	49,358	11.30%	17,473	4.0%	21,841	5.0%
Tangible capital to adjusted total assets	49,358	11.30%	6,552	1.5%

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

For the nine months ended March 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2009, which is the most recent date for which data is available, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$57,153	$(10,268)	(15)%	14.16%	(199)bps
200	61,726	(5,695)	(8)%	15.08%	(107)
100	65,276	(2,145)	(3)%	15.77%	(38)
50	66,386	(1,034)	(2)%	15.97%	(18)
0	67,421			16.15%
(50)	68,544	1,123	2%	16.35%	20
(100)	68,297	876	1%	16.28%	13

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

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2010.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased (1)	per Share	Programs	Programs

January 1, 2010 to January 31, 2010	1,020	6.12	1,020	126,690
February 1, 2010 to February 28, 2010	-	-	1,020	126,690
March 1, 2010 to March 31, 2010	-	-	1,020	126,690

Total	1,020	6.12	1,020	126,690

(1)
On August 14, 2008, the Board of Directors of the Company approved the repurchase of up to 162,371 shares of its outstanding common stock, or 5.0% of outstanding shares not held by United Community MHC.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  [REMOVED AND RESERVED]

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

UNITED COMMUNITY BANCORP

Date: May 14, 2010	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer
and Treasurer