Form 10-K
period 2010-06-30
United Community Bancorp
filed 2010-09-28
CIK 1344970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to ________

Commission file number: 0-51800

UNITED COMMUNITY BANCORP
 (Exact name of registrant as specified in its charter)

United States	36-4587081
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

92 Walnut Street, Lawrenceburg, Indiana	47025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 537-4822

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	Nasdaq Global Market
Title of Class	Name of each exchange on which registered

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

Large Accelerated Filer   ☐    Accelerated Filer   ☐    Non-accelerated Filer  ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2009 was $17.6 million.  The number of shares outstanding of the registrant’s common stock as of September 1, 2010 was 7,845,554, of which 4,655,200 shares were held by United Community MHC.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEX

i

Note on Forward-Looking Statements

This report, like many written and oral communications presented by United Community Bancorp and our authorized officers, may contain certain forward-looking statements regarding our prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of said safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	changes in our credit ratings or in our ability to access the capital markets;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•
the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel, including those of the three Integra Bank branch offices we acquired on June 4, 2010, and any other banks we may acquire, into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	our ability to retain key members of management;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	any interruption in customer service due to circumstances beyond our control;

•	potential exposure to unknown or contingent liabilities of companies we have acquired or target for acquisition;

•	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•
changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the effect of final rules amending Regulation E that prohibit financial institutions from assessing overdraft fees on ATM and one-time debit card transactions without a consumer’s affirmative consent, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, environmental protection, and insurance; and the ability to comply with such changes in a timely manner;

•	additional FDIC special assessments or required assessment prepayments;

•	changes in accounting principles, policies, practices or guidelines;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	war or terrorist activities; and

•	other economic, competitive, governmental, regulatory, and geopolitical factors affecting our operations, pricing, and services.

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

United Community Bank.  United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana.  On June 4, 2010, United Community Bank acquired three branches from Integra Bank National Association all of which are located in Ripley County, Indiana.  In connection with the acquisition, the Bank acquired $45.9 million in loans and assumed $53.0 million in deposits.  At June 30, 2010, we had approximately $492.1 million in assets and $430.2 million in deposits.  We operate as a community-oriented financial institution offering a full menu of banking services and products to consumers and businesses in our market areas.  Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to one of a full-service financial institution servicing the needs of consumer and commercial customers.

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

Market Areas

We are headquartered in Lawrenceburg, Indiana, which is in the eastern part of Dearborn County, Indiana, along the Ohio River. We currently have six branches located in Dearborn County and three branches located in adjacent Ripley County.  The economy of the region in which our current offices are located, and planned future offices will be located, has historically been a mixture of light industrial enterprises and services. The economy in Lawrenceburg has been strong in recent years as a result of the opening of a riverboat casino in Lawrenceburg whose presence has led to new retail centers, job growth and an increase in housing development. Located 20 miles from Cincinnati, Ohio, Dearborn and Ripley Counties have also benefited from the growth in and around Cincinnati and Northern Kentucky, as many residents commute to these areas for employment.

Dearborn and Ripley Counties’ road system includes eight state highways and three U.S. highways. Interstate 275 enters Indiana near Lawrenceburg and offers easy connection to Interstate 71 and Interstate 75.  Interstate 74 connects us with Indianapolis to the northwest and Cincinnati to the east. The counties are 30 minutes from the Greater Cincinnati/Northern Kentucky International Airport by way of Interstate 275. The counties have two rail lines and port facilities due to the proximity of the Ohio River.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 37.48% of the deposits in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County. In addition, banks owned by large out-of-state bank holding companies such as Fifth Third Bancorp and U.S. Bancorp also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

At June 30, 2010, the largest outstanding multi-family real estate loan had an outstanding balance of $5.1 million and is secured by apartment buildings in Cincinnati, Ohio.  This loan was performing according to its original terms at June 30, 2010.

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

At June 30, 2010, we had $74.8 million in nonresidential real estate loans outstanding, or 23.7% of total loans, and $5.4 million in land loans outstanding, or 1.7% of total loans.

At June 30, 2010, the largest outstanding nonresidential real estate loan had an outstanding balance of $3.2 million. This loan is secured by a hotel and was performing according to its original terms at June 30, 2010.  At June 30, 2010, our largest land loan, which was performing according to its original terms at that date, had an outstanding balance of $894,000 and was secured by land held for commercial real estate development.

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

At June 30, 2010, our largest outstanding residential construction loan was for $440,000, of which $267,000 was outstanding.  At June 30, 2010, our largest outstanding commercial construction loan was for $500,000, of which $468,000 was outstanding, and is secured by a commercial office building.  These loans were performing in accordance with their original terms at June 30, 2010.

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

At June 30, 2010, our largest commercial loan was a $2,474,000 loan secured by the accounts receivable of a public utilities company.  This loan was performing in accordance with its original terms at June 30, 2010.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our unimpaired capital and surplus. At June 30, 2010, our general regulatory limit on loans to one borrower was $7.8 million. On June 30, 2010, our largest lending relationship was a $7.2 million multifamily real estate loan relationship.  The loans that comprise this relationship were performing according to their original terms at June 30, 2010.  In 2007, to reduce the risk of loss to any one borrower, the Board established a loans to one borrower limit of 7.5% of unimpaired capital and surplus.  Any relationship in excess of 7.5% at the time of implementation would have been grandfathered in and allowed to continue.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2010.

At June 30, 2010, our investment portfolio totaled $120.0 million and consisted primarily of U.S. Government-sponsored entity securities, municipal bonds and mortgage-backed securities issued primarily by Fannie Mae and Freddie Mac, and securities of municipal governments.

At June 30, 2010, $62.1 million of our investment portfolio consisted of callable securities. These securities were included in U.S. Government agency bonds and municipal bonds.  These securities contain either a one-time call option or may be called anytime after the first call date. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

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

Deposit Accounts. Substantially all of our depositors are residents of the State of Indiana. We attract deposits in our market area through advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2010, $121.6 million, or 28.3% of our total deposits, were municipal deposits. At June 30, 2010, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.  At June 30, 2010, $2.8 million was advanced from the Federal Home Loan Bank at an interest rate of 3.2%.

Personnel

As of June 30, 2010, we had 95 full-time employees and 14 part-time employees, none of which are represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) makes extensive changes in the regulation of federal savings banks such as United Community Bank.  Under the Dodd-Frank Act, the OTS will be eliminated.  Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the enactment date of July 21, 2010 (subject to a possible six month extension).  Over the same transition period, responsibility for the regulation and supervision of savings and loan holding companies will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.  Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as United Community Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator.

As part of the Dodd-Frank Act regulatory restructuring, the Office of Thrift Supervision’s authority over savings and loan holding companies, such as United Community MHC and United Community Bancorp, will be transferred to the Federal Reserve Board, which is the agency that regulates and supervises bank holding companies.

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

The Dodd-Frank Act regulatory restructuring will transfer the responsibility for regulating and supervising savings and loan holding companies to the Federal Reserve Board.

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

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.  The Dodd-Frank Act also requires the Federal Reserve Board to promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital liquidity and other support in times of financial stress.

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

Waivers of Dividends. OTS regulations require United Community MHC to notify the OTS if it proposes to waive receipt of dividends from United Community Bancorp.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. The OTS will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form.  Dividends paid to shareholders on May 10, 2010; February 4, 2010; November 5, 2009; and August 6, 2009 were waived by United Community MHC.

The Dodd-Frank Act addressed the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board.  The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of  the dividend and proposed waiver.  The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve has not previously permitted dividend waivers by mutual bank holding companies and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act.

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

The Dodd-Frank Act provides that waived dividends will also not be considered in determining the appropriate exchange ratio after the transfer of responsibilities to the Federal Reserve Board for provided that the mutual holding company involved was formed, engaged in a minority offering and waived dividends prior to December 1, 2009.  United Community MHC was formed, engaged in a minority stock offering and waived dividends prior to December 1, 2009.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At June 30, 2010, United Community Bank met each of its capital requirements.

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

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For 2010, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points.  The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the FDIC to amend its procedures to base assessments on total assets less tangible equity rather than deposits.  It is uncertain how quickly that will occur.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009.  The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary.

In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  This pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Our prepayment amount was approximately $1.9 million.  The prepayment was recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009 and each quarter thereafter, a change to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts.  That level of coverage was made permanent by the Dodd-Frank Act.

In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.  United Community Bank and its parent companies made the business decision to participate in both programs. The Dodd-Frank Act adopted unlimited coverage for certain non-interest bearing transactions accounts for January 1, 2011 through December 31, 2012, with no apparent opt out option.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the four quarters ending June 30, 2010 averaged 1.05 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of United Community Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS (or the Office of the Comptroller of the Currency, after the Dodd-Frank Act regulatory restructuring).  The management of United Community Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act subjects violations of the qualified thrift lender test to possible enforcement action for violation of law and imposes dividend restrictions on violating institutions.

As of June 30, 2010, United Community Bank met the qualified thrift lender test.

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

Transactions with Related Parties.  United Community Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including United Community MHC, United Community Bancorp and any non-savings institution subsidiaries) is limited by federal law.  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law.  The purchase of low quality assets from affiliates is generally prohibited.  The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors.  However, the law contains a specific exception for loans by United Community Bank to its executive officers and directors in compliance with federal banking laws.  Under such laws, United Community Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The law limits both the individual and aggregate amount of loans United Community Bank may make to insiders based, in part, on United Community Bank’s capital position and requires certain board approval procedures to be followed.  Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  Additional restrictions apply to loans by United Community Bank to its executive officers.

Enforcement.  The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.  The Office of the Comptroller of the Currency will assume the OTS’ enforcement authority over federal savings banks as part of the Dodd-Frank Act regulatory restructuring.

Assessments.  Savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio.  The OTS assessments paid by United Community Bancorp and United Community Bank for the fiscal year ended June 30, 2010 totaled $115,000.  The Office of the Comptroller of the Currency, which will be assuming the regulatory responsibilities of the OTS as to federal savings banks, similarly supports its operations through assessments on regulated institutions.

Federal Home Loan Bank System

United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  United Community Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2010 of $2.0 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements, and general adverse operating results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.  If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, United Community Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts).  The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows:  a 3% reserve ratio is assessed on net transaction accounts up to and including $55.2 million; a 10% reserve ratio is applied above $55.2 million.  The first $6.7 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements.  The amounts are adjusted annually.  United Community Bank complies with the foregoing requirements.

Financial Reform Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act.  In addition to eliminating the OTS and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage origination.  Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for United Community Bank, United Community Bancorp and United Community MHC.

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2006. For its 2010 tax year, United Community Bank’s maximum federal income tax rate was 34%.

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

Executive Officers of United Community Bancorp and United Community Bank

	Age at
Name	June 30, 2010	Principal Position

William F. Ritzmann	62	President and Chief Executive Officer

Elmer G. McLaughlin	58	Executive Vice President, Chief Operating Officer and Corporate Secretary

James W. Kittle	52	Senior Vice President, Lending

Vicki A. March, CPA	54	Senior Vice President, Chief Financial Officer and Treasurer

W. Michael McLaughlin	51	Senior Vice President, Operations

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

Lawrenceburg, Indiana competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the Lawrenceburg area. In 2009, a vote in the State of Ohio approved casino gaming in several cities in the state, and the casinos are expected to open in 2012.  The establishment of casino gaming in Ohio could have a substantial adverse effect on gaming revenue in Lawrenceburg which would adversely affect the Lawrenceburg economy and our business.

We rely heavily on municipal deposits as a source of funds and a reduced level of those deposits may hurt our profits.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2010, $121.6 million, or 28.3% of our total deposits, consisted of municipal deposits. Municipal deposits are generally short-term deposits and are generally considered rate-sensitive instruments. Consequently, if our municipal deposits decrease to a level where we would need to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would hurt our profits.

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

At June 30, 2010, $129.7 million, or 41.2%, of our loan portfolio consisted of multi-family residential and nonresidential real estate and land loans, compared to $119.1 million or 43.0% of our loan portfolio at June 30, 2009. We have grown our loan portfolio in recent years, particularly with respect to multi-family residential and nonresidential real estate and land loans and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. In addition, since such loans generally entail greater credit risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our multi-family residential and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  At June 30, 2010, our largest multi-family residential, nonresidential real estate, or land lending relationship was a $7.2 million multi-family residential real estate loan relationship.  This loan relationship was within our maximum lending limit to one borrower at June 30, 2010.

 Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2009, the most recent date for which information is available, we held 37.48% of the deposits in Dearborn County.  Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

Recently enacted legislative reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, the Dodd-Frank Act:

•
eliminates, effective one year after the date of enactment, the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense;

•	broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution;

•
permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013;

•	requires publicly traded companies like us to give shareholders a non-binding vote on executive compensation and so-called ‘‘golden parachute’’ payments in certain circumstances;

•	authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials, and the SEC has recently promulgated such rules;

•	directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives (regardless of whether a company is publicly traded or not);

•
creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit ‘‘unfair, deceptive or abusive’’ acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions with $10 billion or less in assets, such as the Bank, will continued to be examined for compliance with the consumer laws by their primary bank regulators; and

•
weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

In addition, the Dodd-Frank Act restructures the existing regulatory regime for FDIC-insured depository institutions. The Office of Thrift Supervision (the “OTS”) will be merged into the Office of the Comptroller of the Currency (the “OCC”) over a one year transition period (subject to a possible six month extension by the Secretary of the Treasury). While our  federal savings association charter is preserved, federal thrifts will be regulated by the OCC, along with national banks and federal branches and agencies of foreign banks.  The Federal Reserve Board will continue to supervise all bank holding companies and will assume jurisdiction over savings and loan holding companies. The Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress.

Pursuant to the Dodd-Frank Act, the Federal Reserve Board “may not” object to dividend waivers by mutual savings and loan holding companies (i) if it would not be detrimental to safety and soundness, (ii) the board of directors of the mutual holding company determines that the waiver is consistent with its fiduciary duties and (iii) the mutual holding company had been formed, engaged in a minority stock offering and waived dividends prior to December 1, 2009. Nevertheless, it remains to be seen whether the Federal Reserve Board objects to dividend waivers as it has done in the past.  If United Community MHC could not waive the payment of dividends by United Community Bancorp (as it has done in the past), United Community Bancorp may have toe reduce the rate of the dividends it pays to its shareholders.

While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the related yet to be written implementing rules and regulations will have on us, we expect that, at a minimum, our operating and compliance costs will increase, and our interest expense could increase, as a result of these new rules and regulations.

We are subject to certain risks in connection with growth strategy that included the recent acquisition of three branch offices of Integra Bank.

On June 4, 2010, we acquired certain assets and liabilities of three branch offices of Integra Bank, which contributed significantly to our growth over the past year. It is possible that we could acquire other financial institutions, financial service providers, or branches of banks in the future. However, our ability to engage in future mergers and acquisitions depends on our ability to identify suitable merger partners and acquisition opportunities, our ability to finance and complete such transactions on acceptable terms and at acceptable prices, and our ability to receive the necessary regulatory and, where required, shareholder approvals.

Acquisitions, such as our recent Integra Bank branch acquisition, involve a number of risks and challenges, including:

•	Our ability to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations;

•	The diversion of management’s attention from existing operations;

•	Our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage the loans we acquire;

•	Our ability to attract new deposits, and to generate new interest-earning assets, in geographic areas we have not previously served;

•	Our success in deploying any cash received in a transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	Our ability to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	Our ability to retain and attract the appropriate personnel to staff the acquired branches and conduct any acquired operations;

•	Our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches; and

•	Our ability to address an increase in working capital requirements; and

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches as in our Integra acquisition, there may be business and service changes and disruptions that result in the loss of customers or cause customers to close their accounts and move their business to competing financial institutions. Integrating acquired branches is an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry

The recent economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

In recent periods, there has been a decline in the housing and real estate markets and the national economy has recently experienced a recession. Housing market conditions have deteriorated nationally as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will improve or will not worsen in the near term. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. This turbulence in the markets also has been largely attributable to the fallout associated with a deteriorating market for subprime mortgage loans and securities backed by such loans.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. These developments also have contributed to a substantial decrease in both lending activities by banks and other financial institutions and activity in the secondary residential mortgage loan market. If these conditions do not improve or worsen, they could adversely affect our results of operations.

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

Third party vendors provide key components of United Community Bancorp’s business infrastructure such as internet connections, network access and fund distribution. While United Community Bancorp has selected these third party vendors carefully, its does not control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect United Community Bancorp’s ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at June 30, 2010, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of June 30, 2010

Main Office:
92 Walnut Street	2004	Owned	__	$1,324,000
Lawrenceburg, Indiana 47025

Full-Service Branches:
215 W. Eads Parkway	1914	Owned	__	359,000
Lawrenceburg, Indiana 47025

19710 Stateline Road	2000	Owned	__	689,000
Lawrenceburg, Indiana 47025

447 Bielby Road	1999	Leased	2/2011	__
Lawrenceburg, Indiana 47025

500 Green Boulevard	2006	Owned	__	1,106,000
Aurora, Indiana 47001

7600 Frey Road	2006	Owned	__	1,227,000
St. Leon, Indiana 47012

106 Mill Street	2010	Owned	__	365,000
Milan, Indiana 47031 (1)

420 South Buckeye	2010	Owned	__	395,000
Osgood, Indiana 47037 (1)

111 East U.S. 50	2010	Owned	__	387,000
Versailles, Indiana 47042 (1)

Other Properties:
Corner of State Route 350 & State Route 101	Future	Owned(2)	__	135,000
Milan, Indiana 47031

(1)	Acquired from Integra Bank National Association on June 4, 2010.
(2)	Land only.

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

Item 4.   [Removed and Reserved]

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

Fiscal year 2010:	High	Low	Dividends Declared
First Quarter	$7.55	$5.01	$0.10
Second Quarter	$7.03	$6.15	$0.10
Third Quarter	$6.95	$6.15	$0.10
Fourth Quarter	$7.75	$6.06	$0.11

Fiscal Year 2009:	High	Low	Dividends Declared
First Quarter	$9.99	$5.01	$0.09
Second Quarter	$9.95	$4.64	$0.09
Third Quarter	$6.96	$3.70	$0.09
Fourth Quarter	$7.20	$5.40	$0.10

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchases during the three months ended June 30, 2010.

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
Month #1: April
April 1 to April 30	-	$-	-	-
Month #2: May
May 1 to May 31	-	-	-	-
Month #3: June
June 1 to June 30	-	-	-	-
Total	-	$-	-	-

On August 14, 2008, the Board of Directors of the Company approved the repurchase of up to 162,371 shares of its outstanding common stock, or 5% of outstanding shares not held by United Community MHC.

Item 6. Selected Financial Data

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Financial Condition Data:
Total assets	$492,104	$401,579	$382,726	$381,061	$354,707
Cash and cash equivalents	32,023	27,004	35,710	43,025	15,010
Securities held-to-maturity	631	175	200	223	245
Securities available-for-sale	62,089	46,769	13,816	17,231	42,083
Mortgage-backed securities available-for-sale	57,238	29,713	24,211	26,701	34,263
Loans receivable, net	309,575	272,270	284,352	273,605	244,537
Deposits	430,180	339,616	320,774	316,051	289,807
Advances from Federal Home Loan Bank	2,833	3,833	4,833	—	—
Stockholders’ equity	55,480	55,079	54,489	62,461	62,485

	For the Years Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Operating Data:
Interest income	$18,936	$19,912	$21,615	$21,687	$17,878
Interest expense	6,429	7,906	11,353	10,576	7,762
Net interest income	12,507	12,006	10,262	11,111	10,116
Provision for loan losses	2,509	2,447	4,718	730	120
Net interest income after provision for loan losses	9,998	9,559	5,544	10,381	9,996
Other income	3,557	2,787	2,197	2,848	1,189
Other expense	12,198	11,450	9,850	9,250	9,572
Income (loss) before income taxes	1,357	896	(2,109)	3,979	1,613
Provision (benefit) for income taxes	343	177	(653)	1,485	575
Net income (loss)	$1,014	$719	$(1,456)	$2,494	$1,038

	At or for the Years Ended June 30,
	2010	2009	2008	2007	2006
Performance Ratios:
Return on average assets	0.24%	0.18%	(0.38)%	0.67%	0.31%
Return on average equity	1.83	1.31	(2.48)	3.96	2.53
Interest rate spread (1)	2.96	3.04	2.43	2.68	2.94
Net interest margin (2)	3.12	3.25	2.85	3.15	3.15
Noninterest expense to average assets	2.87	2.92	2.58	2.48	2.82
Efficiency ratio (3)	75.93	77.40	79.06	66.27	84.67
Average interest-earning assets to average interest-bearing liabilities	109.51	110.34	112.97	115.40	108.42
Average equity to average assets	13.06	14.02	15.41	16.92	12.07
Dividend payout ratio (4)	115.38	152.43	NM	41.46	38.09

United Community Bank Capital Ratios:
Tangible capital	9.17	12.08	13.00	13.42	13.23
Core capital	9.26	12.08	13.00	13.42	13.23
Total risk-based capital	14.27	18.40	20.51	21.24	19.66

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	3.42	3.40	2.62	1.14	0.33
Allowance for loan losses as a percent of total loans	0.78	1.53	1.59	0.97	0.85
Allowance for loan losses as a percent of nonperforming loans	22.91	45.10	61.98	84.55	256.39
Net charge-offs to average outstanding loans during the period	0.04	1.00	1.06	0.06	0.12

Other Data:
Number of:
Real estate loans outstanding	1,685	1,463	1,396	1,456	2,146
Deposit accounts	27,595	24,572	22,175	21,655	19,380
Offices	9	6	6	6	5

NM	Not meaningful.
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expense divided by the sum of net interest income and other income.
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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (ASC) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. The Company adopted the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes effective July 1, 2007. Implementation resulted in no cumulative effect adjustment to retained earnings as of the date of adoption. The Company had no unrecognized tax benefits as of June 30, 2010 and 2009. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2010 and 2009, and had no accrued interest and penalties on the balance sheet as of June 30, 2010 and 2009. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2006.

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

Increasing core deposits through the expansion of our branch network and new deposit products

Historically, retail deposits are our primary source of funds for investing and lending. However, in recent years, we have increased our reliance on municipal deposits significantly. These municipal deposits represent tax and other revenues from the local gaming industry. Currently, our core deposits include all deposit account types except certificates of deposit and municipal deposits. Core deposits are generally lower in cost to us than certificate of deposit accounts, and they are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2010, core deposits represented 31.8% of our total deposits.

Expanding our branch network and upgrading our existing branches

On June 4, 2010, United Community Bank completed the purchase of three branches from Integra Bank National Association. The purchase of the three branches has expanded the Bank’s footprint to include Ripley County, Indiana.

The new branches continue to be funded by cash generated by our business. Consequently, we did not need to borrow funds for these expansion projects. We may continue to upgrade our current branch facilities and may pursue further expansion in Southeastern Indiana, Northern Kentucky or Southwest Ohio in future years through de novo branching, branch acquisitions and acquisitions of other financial institutions.

Pursuing opportunities to increase and diversify our lending portfolio in our expanding market areas

In recent years we have sought to diversify our loan portfolio beyond residential mortgage loans. At June 30, 2010 our multi-family and nonresidential real estate, land, consumer, commercial business, and construction loan portfolio was 57.0% of our total loan portfolio. During this period, we have taken advantage of the significant growth in both residential and nonresidential real estate development in our market and have originated loans in other market areas. We expect to continue to expand all of our lending activities. We expect that our loan portfolio, including our multi-family and nonresidential real estate, commercial business and construction loan portfolio, will continue to increase.

Applying disciplined underwriting practices to maintain the high quality of our loan portfolio

We believe that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative and diligent monitoring and collection efforts. The recession in the local and national economy during the year ended June 30, 2010 has had a negative impact on the ability of some of our borrowers to repay their loans. Our nonperforming loans totaled $10.6 million or 3.42% of our total loans at June 30, 2010, compared to $6.0 million or 2.19% at June 30, 2009, and $7.5 or 2.62% at June 30, 2008. Management does not believe that the recent increase in nonperforming loans is indicative of our current lending policies. Management is continuing to work with these borrowers to minimize the risk of loss to the Bank, and has continued to implement more stringent lending standards in an effort to reduce nonperforming loans in the future.

Continuing to increase noninterest income

Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and Federal Home Loan Bank borrowings. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase noninterest income. Our primary recurring source of noninterest income has been services charges on deposit products and other services. Recent regulatory changes have restricted our ability to charge for other services. We are continuing to review programs to enhance our service fee structure within the new regulatory environment.

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, multi-family and nonresidential real estate loans and construction loans. To a lesser extent, we originate commercial and consumer loans. From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. We do not offer, and have not previously offered, subprime, Alt-A, low-doc, no-doc loans or loans with negative amortization and generally do not offer interest-only loans.

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2010, these loans totaled $137.5 million, or 43.6% of total gross loans, compared to $124.4 million, or 44.8% of total loans, at June 30, 2009. As a percentage of the total loan portfolio, one- to four-family residential loans have decreased over the last two years, due to customers refinancing into lower fixed rate loans that are being sold to Freddie Mac.

Multi-family and nonresidential real estate and land loans totaled $129.7 million and represented 41.2% of total loans at June 30, 2010, compared to $119.1 million, or 42.7% of total loans, at June 30, 2009. Our multi-family and nonresidential real estate loan portfolio growth as a percentage of the overall portfolio in recent years is the result of one- to four-family loans being refinanced into lower fixed rates and sold to Freddie Mac.

Construction loans totaled $1.6 million, or 0.5% of total loans, at June 30, 2010, compared to $1.6 million, or 0.6% of total loans, at June 30, 2009. The increase in construction loans is the result of having seven loans outstanding at June 30, 2010 compared to only five at June 30, 2009.

Commercial business loans totaled $7.3 million, or 2.3% of total loans, at June 30, 2010, compared to $4.4 million, or 1.6% of total loans, at June 30, 2009 and $6.1 million, or 2.1% of total loans, at June 30, 2008.

Consumer loans totaled $39.1 million, or 12.4% of total loans, at June 30, 2010, compared to $27.8 million, or 10.0% of total loans, at June 30, 2009. The increase in the consumer loan portfolio for the year ended June 30, 2010 is attributable to the previously mentioned acquisition of three branches from Integra Bank.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$137,473	43.6%	$124,391	44.8%	$134,965	46.5%	$126,398	45.4%	$117,060	47.2%
Multi-family	46,777	14.9	47,060	22.3	43,671	15.1	37,500	13.5	20,250	8.2
Total residential real estate loans	184,250	58.4	171,451	67.1	178,636	61.6	163,898	58.9	137,310	55.4
Construction	1,566	0.5	1,609	0.6	2,493	0.9	9,507	3.4	11,228	4.5
Nonresidential real estate and land	82,969	26.3	72,029	20.7	73,238	25.3	76,333	27.5	73,419	29.6
Commercial business	7,344	2.3	4,439	1.6	6,062	2.1	5,937	2.1	5,005	2.0
Consumer:
Home equity	29,301	9.3	21,591	7.8	19,608	6.7	16,580	6.0	15,872	6.4
Auto	1,617	0.5	1,761	0.6	1,960	0.7	2,049	0.7	2,587	1.1
Share loans	1,369	0.4	1,272	0.5	1,382	0.5	1,250	0.4	1,258	0.5
Other	6,838	2.2	3,150	1.1	6,547	2.2	2,716	1.0	1,127	0.5
Total consumer loans	39,125	12.4	27,774	10.0	29,497	10.1	22,595	8.1	20,844	8.5
Total loans	$315,254	100.0%	$277,302	100.0%	$289,926	100.0%	$278,270	100.0%	$247,806	100.0%

Less (Plus):
Deferred loan costs, net	(496)		(412)		(381)		(300)		(279)
Undisbursed portion of loans in process	494		1,231		1,184		2,294		1,443
Allowance for loan losses	5,681		4,213		4,619		2,671		2,105
Loans, net	$309,575		$272,270		$284,504		$273,605		$244,537

Loan Maturity

The following table sets forth certain information at June 30, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family Real Estate Loans	Multi- family Real Estate Loans	Construction Loans	Non- residential Real Estate and Land Loans	Consumer and Commercial Business Loans	Total Loans
	(In thousands)
At June 30, 2010
Amounts due in:
One year or less	$60,013	$18,926	$905	$37,092	$38,264	$155,200
More than one to five years	51,630	21,570	529	39,675	5,660	119,064
More than five years	25,830	6,281	132	6,202	2,545	40,990
Total	$137,473	$46,777	$1,566	$82,969	$46,469	$315,254

The following table sets forth the dollar amount of all loans at June 30, 2010 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
At June 30, 2010
Residential real estate:
One- to four-family	$28,807	$108,666	$137,473
Multi-family	3,788	42,989	46,777
Construction	1,022	544	1,566
Nonresidential real estate and land	19,446	63,523	82,969
Consumer and commercial business	9,186	37,283	46,469
Total	$62,249	$253,005	$315,254

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2010	2009
	(In thousands)

Total loans at beginning of period	$277,302	$289,774
Loans originated:
Real estate mortgages	51,647	42,602
Land	3,975	589
Construction	1,446	2,616
Commercial business	923	837
Consumer	4,170	2,631
Total loans originated	62,161	49,275
Loans purchased at fair value	43,913	—
Deduct:
Loan principal repayments	42,991	33,524
Loan sales	25,131	28,375
Other repayments	—	—

Net loan activity, net of acquisition	37,952	(12,624)

Total loans at end of period	$315,254	$277,302

Securities. Our securities portfolio consists primarily of callable U.S. government agency bonds, U.S. government agency mortgage-backed securities, and municipal bonds. As of June 30, 2010, our securities totaled $120.0 million, an increase of $43.3 million from $76.7 at June 30, 2009, and an increase of $81.8 million from $38.2 million at June 30, 2008. The increases in 2009 and 2010 were primarily the result of redeploying the proceeds from the sales of loans into higher yielding investment securities. Our callable securities consist of U.S. government agency bonds and municipal bonds which contain either a one-time call option or may be callable anytime after the first call date.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. League intermediate-term portfolio	$-	$-	$60	$47	$1,785	$1,718
Callable agency bonds	49,157	49,369	39,515	39,641	8,943	8,864
Freddie Mac common stock	-	-	-	-	9	155
Municipal bonds	12,538	12,591	7,091	6,952	3,040	2,929
Other equity securities	211	129	211	129	211	150
Mortgage-backed securities	56,669	57,238	29,144	29,713	24,683	24,211
Total	$118,575	$119,327	$76,021	$76,482	$38,671	$38,027

Securities held-to-maturity:
Municipal bonds	$631	$631	$175	$175	$200	$200

At June 30, 2010, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our stockholders’ equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2010. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis as the amount would be immaterial. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average	Carrying Value	Weighted Average	Carrying Value	Weighted Average	Carrying Value	Weighted Average	Carrying Value	Weighted Average
	(Dollars in thousands)
Securities available-for-sale:
Callable agency bonds	$31,093	1.53	$18,276	1.29	$—	—	$—	—	$49,369	1.44%
Municipal bonds	—	—	—	—	279	5.01	12,312	5.75	12,591	5.73
Other equity securities	129	5.92	—	—	—	—	—	—	129	5.92
Mortgage-backed securities	—	—	1,443	4.50	7,402	5.38	48,393	5.68	57,238	5.61
Total	$31,222		$19,719		$7,681		$60,705		$119,327	3.90

Securities held-to-maturity:
Municipal bonds	$—	—%	$—	—%	$631	3.79%	$—	—%	$631	3.79%

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. During the year ended June 30, 2010, our deposits increased $90.6 million, or 26.7%, as a result of increases in NOW accounts and the previously mentioned acquisition of three branches from Integra Bank National Association. During fiscal 2009, the increase of $18.8 million in certificates of deposit was a result of increased marketing and advertising efforts in our local market.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2010		2009		2008
	(In thousands)
NOW accounts	$103,216		$71,854		$64,206
Passbook accounts	53,989		40,980		41,787
Money market deposit accounts	55,062		61,933		68,621
Certificates of deposit	217,913		164,849		146,160
Total	$430,180	(1)(4)	$339,616	(2)(4)	$320,774	(3)(4)

(1)	Includes $121.6 million in municipal deposits.
(2)	Includes $124.3 million in municipal deposits.
(3)	Includes $127.5 million in municipal deposits.
(4)	No investments are pledged to secure the municipal deposits. The municipal deposits are insured by the Public Deposit Insurance Fund administered by the Indiana Board for Depositories.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2010. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2010.

Maturity Period	Certificates of Deposit
(In thousands)
At June 30, 2010
Three months or less	$28,781
Over three through six months	13,559
Over six through twelve months	47,927
Over twelve months	23,104
Total	$113,371

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2010	2009	2008
	(In thousands)
0.00 - 1.00%	$7,171	$3,636	$2,379
1.01 - 2.00%	75,517	5,502	362
2.01 - 3.00%	91,166	51,885	18,193
3.01 - 4.00%	26,436	62,733	27,195
4.01 - 5.00%	12,036	26,483	58,694
5.01 - 6.00%	5,452	14,478	39,198
6.01 - 7.00%	135	132	139
Total	$217,913	$164,849	$146,160

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2010.

	Amount Due						Percent of
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Total Certificate of Deposit Accounts
	(Dollars in thousands)
0.00 – 1.00%	$6,618	$495	$18	$20	$20	$7,171	3.3%
1.01 – 2.00%	64,783	10,552	68	114	-	75,517	34.7
2.01 – 3.00%	65,266	14,376	9,234	1,203	1,087	91,166	41.9
3.01 – 4.00%	14,321	5,715	2,347	1,214	2,839	26,436	12.1
4.01 – 5.00%	6,082	3,523	1,976	408	47	12,036	5.5
5.01 – 6.00%	5,260	164	28	-	-	5,452	2.5
6.01 – 7.00%	135	-	-	-	-	135	0.0
Total	$162,465	$34,825	$13,671	$2,959	$3,993	$217,913	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Beginning balance	$339,616	$320,774	$316,051
Deposits assumed	53,277	-	-
Increase (decrease) before interest credited	30,966	11,014	(6,593)
Interest credited	6,321	7,828	11,316
Net increase in deposits	90,564	18,842	4,723
Ending balance	$430,180	$339,616	$320,774

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Indianapolis to supplement our supply of funds for loans and investments.

	Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$3,833	$4,833	$5,000
Average advances outstanding during the period:
FHLB advances	$3,333	$4,333	$4,916
Weighted average interest rate during the period:
FHLB advances	3.20%	3.20%	3.20%
Balance outstanding at end of period:
FHLB advances	$2,833	$3,833	$4,833
Weighted average interest rate at end of period:
FHLB advances	3.20%	3.20%	3.20%

Results of Operations for the Years Ended June 30, 2010 and 2009

Overview.

	2010	2009	% Change 2010/2009
	(Dollars in thousands)
Net income	$1,014	$719	41.0%
Return on average assets	0.24%	0.18%	33.3
Return on average equity	1.83%	1.31%	39.7
Average equity to average assets	13.06%	14.02%	(6.8)

Net income for the year ended June 30, 2010 was $1.0 million, compared to $719,000 for the year ended June 30, 2009. The increase is primarily the result of an increase in net interest income of $501,000, or 4.2%, an increase in noninterest income of $770,000, or 27.6%, partially offset by an increase in noninterest expense of $748,000, or 6.5%, and an increase in the provision for income taxes of $166,000, or 93.7%.

Net Interest Income.

The increase in net interest income is the result of a decrease in the average interest rate paid on interest-bearing liabilities from 2.36% for the prior year end to 1.76% for the year ended June 30, 2010, partially offset by a decrease in the average rate earned on interest-earning assets from 5.40% for the prior year end to 4.72% for the year ended June 30, 2010. The decrease in rates has been driven by decreases in market interest rates in the year ended June 30, 2010.

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

	Year Ended June 30,
	2010			2009

	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Loans	$274,628	$16,334	5.95%	$282,978	$17,784	6.28%
Investment securities	91,122	2,587	2.84	50,462	1,971	3.91
Other interest-earning assets	35,191	15	0.04	35,439	157	0.44
Total interest-earning assets	400,941	18,936	4.72	368,879	19,912	5.40

Noninterest-earning assets	24,067			23,607
Total assets	$425,008			$392,486

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$135,614	871	0.64	$136,417	1,609	1.18
Passbook accounts	42,480	136	0.32	40,358	285	0.71
Certificates of deposit	184,680	5,314	2.88	153,208	5,872	3.83
Total interest-bearing deposits	362,774	6,321	1.74	329,983	7,766	2.35

FHLB advances	3,333	108	3.24	4,333	140	3.23
Total interest-bearing liabilities	366,107	6,429	1.76	334,316	7,906	2.36

Noninterest-bearing liabilities	3,413			3,132
Total liabilities	369,520			337,448

Total stockholders’ equity	$55,488			$55,038

Total liabilities and stockholders’ equity	$425,008			$392,486
Net interest income		$12,507			$12,006
Interest rate spread			2.96%			3.04%
Net interest margin			3.12%			3.25%
Average interest-earning assets to average interest-bearing liabilities			109.51%			110.34%

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

	Year Ended June 30, 2010 Compared to 2009
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$(525)	$(925)	$(1,450)
Investment securities	1,588	(972)	616
Other interest-earning assets	(1)	(141)	(142)
Total interest-earning assets	1,062	(2,038)	(976)
Interest expense:
Deposits	772	(2,217)	(1,445)
FHLB advances	(33)	(0)	(33)
Total interest-bearing liabilities	739	(2,217)	(1,478)
Net change in net interest income	$323	$179	$502

Provision for Loan Losses.

 The provision for loan losses was $2.5 million for the year ended June 30, 2010, compared to $2.4 million for the prior year. The provision remained steady as the local and national economy continue to struggle. Nonperforming loans increased at June 30, 2010, compared to 2009, from $9.4 million at June 30, 2009 to $10.6 million at June 30, 2010.

An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. The following table shows the components of other income for the years ended June 30, 2010 and 2009.

	2010	2009	% Change 2010/2009
	(Dollars in thousands)
Service charges	$1,988	$1,776	11.9%
Gain on sale loans	278	526	(47.1)
Gain (loss) on sale of investments	311	(183)	269.9
Gain on sale of other real estate owned	34	-	100.0
Income from Bank Owned Life Insurance	282	256	10.2
Other	664	412	61.2
Total	$3,557	$2,787	27.6

The increase in noninterest income is attributable to the increase in service charges of $212,000, an increase in gain on sale of investments of $494,000, an increase of $252,000 in other income, partially offset by a decrease of $248,000 in gain on sale of loans. The increase in service charges is due to an increased customer base. The growth in the customer base is attributable to additional marketing and advertising efforts as well as the acquisition of three branches from Integra Bank in June, 2010. The increase in gain on sale of investments is the result of the Bank purchasing additional securities in an effort to better diversify its investment portfolio in both type and duration of investments. The increase in other income is attributable to the settlement of a claim in the current year. The decrease in sale of loans is due to rates remaining relatively flat in the current year, while they decreased significantly in the prior year causing a significant increase of refinancing into longer term fixed rate loans that were sold to Freddie Mac.

Noninterest Expense. The following table shows the components of other expense and the percentage changes for the years ended June 30, 2010 and 2009.

	2010	2009	% Change 2010/2009
	(Dollars in thousands)
Compensation and employee benefits	$6,040	$5,659	6.7%
Premises and occupancy expense	1,101	1,074	2.5
Deposit insurance premium	740	457	61.9
Advertising expense	378	296	27.7
Data processing expense	296	241	22.8
ATM service fees	423	430	(1.6)
Provision for loss on sale of other real estate owned	510	770	(33.8)
Acquisition related expenses	439	-	100.0
Other operating expenses	2,271	2,523	10.0
Total	$12,198	$11,450	6.5%

The increase in noninterest expense is attributable to increases in acquisition expenses, deposit insurance premiums, and employee compensation, partially offset by a decrease in the provision for loss on the sale of real estate owned. The acquisition related expenses in the current year relate to the expenses incurred with the acquisition of three branches from Integra. The increase in deposit insurance premiums is a result of increased deposit balances during the year, along with increased assessment rates due to the impact of the current economic environment on the deposit insurance fund. The increase in employee compensation is the result of adding staff as our customer base has grown over the last year including the branch acquisition at the end of the year. The decrease in provision for loss on the sale of other real estate owned is a result of the Bank holding less real estate owned (REO) for sale in the current year than in the prior year. During the year ended June 30, 2010 the REO balance decreased from $1.9 million to $297,000.

Income Taxes.

Income tax expense increased $166,000 to a provision of $343,000 for the year ended June 30, 2010, compared to the year ended June 30, 2009. The increase in expense was primarily due to an increase of $461,000 in income before taxes. The effective tax rate for 2010 was 25.0% compared to 19.8% in 2009. The increase in the effective rate was attributable to tax exempt municipal bond income being a smaller portion of income before taxes in the current year.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$2,436	$1,943	$853	$810	$602
Multi-family	5,245	2,492	3,072	—	—
Nonresidential real estate and land	2,738	1,455	2,885	2,264	183
Consumer and other loans	155	84	642	85	36
Total	$10,574	$5,974	$7,452	$3,159	$821

Accruing loans past due 90 days or more:
Residential real estate:
One- to four-family	—	—	—	—	—
Nonresidential real estate and land	—	—	—	—	—
Total	—	—	—	—	—
Total of nonaccrual loans and accruing loans 90 days or more past due	10,574	5,974	7,452	3,159	821
Real estate owned	297	1,940	2,895	111	151
Other nonperforming assets	—	—	—	—	—
Total nonperforming assets	$10,871	$7,914	$10,347	$3,270	$972

Total nonperforming loans to total loans	3.42%	2.18%	2.56%	1.14%	0.33%
Total nonperforming loans to total assets	2.15	1.49	1.95	0.83	0.23
Total nonperforming assets to total assets	2.21	1.97	2.70	0.86	0.27

Interest income that would have been recorded for the year ended June 30, 2010 had nonaccruing loans been current according to their original terms was, in each case, not material. No interest related to nonaccrual loans was included in interest income for the year ended June 30, 2010.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2010	2009
	(Dollars in thousands)
Special mention assets	$20,061	$16,942
Substandard assets	14,395	12,624
Doubtful assets	-	-
Loss assets	3,259	-
Total classified assets	$37,715	$29,566

Other than disclosed in the above tables, there are no other loans at June 30, 2010 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. The increase in classified assets is due to the continued economic recession. Management believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans. All of the loans were more than 90 days delinquent at June 30, 2010.

Troubled Debt Restructurings. At June 30, 2010, the Bank had thirteen loans categorized as troubled debt restructurings, totaling $9.0 million. At June 30, 2009, the Bank had five loans categorized as troubled debt restructurings, totaling $4.5 million. At June 30, 2010 and 2009, the Bank had one loan for $1.1 million that was categorized as both a nonperforming loan and a troubled debt restructuring. There are no other commitments to lend additional amounts to these borrowers. Management has reduced the carrying value of all troubled debt restructurings to their fair market values, based upon differences between their agreed upon rates of interest and available market rates at the time of the loan.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2010		2009		2008
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(Dollars in thousands)
Residential real estate:
One- to four-family	$1,083	$515	$1,539	$1,754	$1,561	$742
Multi-family	—	—	—	—	—	1,208
Nonresidential real estate and land	648	3,598	383	1,080	324	535
Consumer and other loans	728	337	104	62	73	22
Total	$2,459	$4,450	$2,026	$2,896	$1,958	$2,507

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

We also identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired.

At June 30, 2010, our allowance for loan losses represented 1.83% of total loans and 53.7% of nonperforming loans. At June 30, 2009, our allowance for loan losses represented 1.6% of total loans and 70.5% of nonperforming loans. The allowance for loan losses increased to $5.7 million at June 30, 2010 from $4.2 million at June 30, 2009.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2010			2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Residential real estate	$1,529	26.9%	58.4%	$537	12.7%	67.1%	$524	11.3%	61.6%
Nonresidential real estate and land	3,187	56.1	25.3	3,297	78.3	20.7	3,823	82.8	25.2
Commercial	58	1.0	2.4	54	1.3	1.6	7	0.2	2.1
Consumer	907	16.0	13.3	325	7.7	10.0	265	5.7	10.2
Construction	—	—	0.6	—	—	0.6	—	—	0.9

Total allowance for loan lossesTotal allowance for loan losses	$5,681	100.0%	100.0%	$4,213	100.0%	100.0%	$4,619	100.0%	100.0%

Total loansTotal loans	$309,575			$272,270			$289,926

	At June 30,
	2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Residential real estate	$331	12.4%	58.9%	$484	23.0%	55.4%
Nonresidential real estate and land	1,949	73.0	27.5	1,361	64.6	29.6
Commercial	10	0.4	2.1	14	0.7	2.0
Consumer	381	14.2	8.1	246	11.7	8.5
Construction	—	—	3.4	—	—	4.5

Total allowance for loan losses	$2,671	100.0%	100.0%	$2,105	100.0%	100.0%

Total loans	$278,270			$247,806

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance at beginning of period	$4,213	$4,619	$2,671	$2,105	$2,266
Provision for loan losses	2,509	2,447	4,718	730	120
Charge-offs:
Real estate	124	101	343	82	18
Nonresidential real estate and land	34	2,537	2,440	—	—
Multi-family residential real estate	831	—	—	—	—
Consumer and other loans	96	182	—	129	271
Total charge-offs	1,087	2,820	2,783	211	289

Recoveries:
Real estate	2	5	—	—	—
Nonresidential real estate and land	19	—	—	—	—
Multi-family residential real estate	5	—	—	—	—
Consumer and other loans	20	13	13	47	8
Total recoveries	46	18	13	47	8
Net charge-offs	(1,041)	(2,802)	(2,770)	(164)	(281)
Loss on restructuring of loan	3	51	—	—	—

Allowance at end of period	$5,681	$4,213	$4,619	$2,671	$2,105

Allowance to nonperforming loans	53.73%	70.51%	62.00%	84.55%	256.39%
Allowance to total loans outstanding at the end of the period	1.84%	1.53%	1.59%	0.97%	0.85%
Net charge-offs to average loans outstanding during the period	0.04%	1.00%	1.06%	0.06%	0.12%

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

The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at June 30, 2010 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$59,161	$(1,993)	(3)%	11.86%	(22)bp
200	61,564	409	1	12.25	16
100	61,698	543	1	12.23	15
50	61,471	316	1	12.17	8
0	61,155	-	-	12.08	-
(50)	60,045	(1,110)	(2)	11.86	(22)
(100)	60,996	(159)	-	12.01	(7)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $32.0 million at June 30, 2010. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $104.1 million at June 30, 2010. Total securities classified as available-for-sale were $119.3 million at June 30, 2010. In addition, at June 30, 2010, we had the ability to borrow a total of approximately $83.0 million from the Federal Home Loan Bank of Indianapolis.

At June 30, 2010, we had $38.7 million in loan commitments outstanding, consisting of $1.1 million in mortgage loan commitments, $4.3 million in commercial loan commitments, $26.6 million in unused home equity lines of credit, $5.8 million in commercial lines of credit, and $856,000 in letters of credit outstanding.  Certificates of deposit due within one year of June 30, 2010 totaled $162.5 million. This represented 74.6% of certificates of deposit at June 30, 2010. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2010.

		Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(Dollars in Thousands)

At June 30, 2010
Long-term debt obligations	$2,833	$1,000	$1,833	$—	$—
Operating lease obligations	74	31	32	11	—
Other long-term liabilities reflected on the balance sheet	—	—	—	—	—
Total	$2,907	$1,031	$1,865	$11	$—

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2010	2009
	(Dollars in thousands)
Investing activities:
Loans disbursed or closed, net of acquisition	$(62,161)	$(46,378)
Loan principal repayments	41,597	31,153
Proceeds from maturities and principal repayments of securities	28,334	12,138
Proceeds from sales of securities available-for-sale	20,557	1,550
Purchases of securities	(91,931)	(51,349)
Capital expenditures, net of acquisition	(796)	(163)

Financing activities:
Increase in deposits, net of acquisition	37,258	18,842
Proceeds from Federal Home Loan Bank advances	—	—
Repayments of Federal Home Loan Bank advances	(1,000)	(1,000)

Dividends paid to stockholders	(1,170)	(1,096)
Repurchases of common stock	(80)	(325)

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 17 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 15 of the notes to the consolidated financial statements. We currently have no plans to engage in hedging activities in the future.

For the year ended June 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2010 is effective.

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

September 28, 2010

[LETTERHEAD OF CLARK, SCHAEFER, HACKETT & CO.]

Report of Independent Registered
Public Accounting Firm

To the Board of Directors of
United Community Bancorp and Subsidiaries:

We have audited the consolidated statements of financial condition of United Community Bancorp and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Community Bancorp and Subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio
September 28, 2010

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	June 30, 2010	June 30, 2009
Assets

Cash and due from banks	$32,023	$27,004
Investment securities:
Securities available for sale - at estimated market value	62,089	46,769
Securities held to maturity - at amortized cost	631	175
Mortgage-backed securities available for sale - at estimated market value	57,238	29,713

Loans receivable, net	309,575	272,270
Loans available for sale	364	2,193

Property and equipment, net	7,513	6,011
Federal Home Loan Bank stock, at cost	2,016	2,016
Accrued interest receivable:
Loans	1,573	1,259
Investments and mortgage-backed securities	717	486
Other real estate owned, net	297	1,940
Cash surrender value of life insurance policies	7,109	6,826
Deferred income taxes	3,113	2,700
Prepaid expenses and other assets	3,316	2,217
Goodwill	3,130	-
Intangible asset	1,400	-
Total assets	$492,104	$401,579

Liabilities and Stockholders' Equity

Deposits	$430,180	$339,616
Advance from FHLB	2,833	3,833
Accrued interest on deposits	119	15
Accrued interest on FHLB advance	7	8
Advances from borrowers for payment of insurance and taxes	168	179
Accrued expenses and other liabilities	3,317	2,849
Total liabilities	436,624	346,500

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,845,554 shares outstanding at June 30, 2010 and 8,464,000 shares issued, and 7,857,974 shares outstanding at June 30, 2009	36	36
Additional paid-in capital	36,995	36,791
Retained earnings	28,048	28,204
Less shares purchased for stock plans	(3,042)	(3,254)
Treasury Stock, at cost - 618,446 and 606,026 shares at June 30, 2010 and June 30, 2009, respectively	(7,054)	(6,974)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	497	276

Total stockholders' equity	55,480	55,079

Total liabilities and stockholders' equity	$492,104	$401,579

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except share amounts)

	For the year ended June 30,
	2010	2009
Interest income:
Loans	$16,334	$17,784
Investments and mortgage - backed securities	2,602	2,128
Total interest income	18,936	19,912
Interest expense:
Deposits	6,321	7,766
Borrowed funds	108	140
Total interest expense	6,429	7,906

Net interest income	12,507	12,006

Provision for loan losses	2,509	2,447

Net interest income after provision for loan losses	9,998	9,559

Noninterest income:
Service charges	1,988	1,776
Gain on sale of loans	278	526
Gain (loss) on sale of investments	311	(183)
Gain on sale of other real estate owned	34	-
Income from Bank Owned Life Insurance	282	256
Other	664	412
Total noninterest income	3,557	2,787

Noninterest expense:
Compensation and employee benefits	6,040	5,659
Premises and occupancy expense	1,101	1,074
Deposit insurance premium	740	457
Advertising expense	378	296
Data processing expense	296	241
ATM service fees	423	430
Provision for loss on sale of real estate owned	510	770
Acquisition related expenses	439	-
Other operating expenses	2,271	2,523
Total noninterest expense	12,198	11,450

Income before income taxes	1,357	896

Provision for income taxes	343	177

Net income	$1,014	$719

Basic and diluted earnings per share	$0.13	$0.09

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(In thousands)

	For the year ended
	June 30,
	2010	2009

Net income	$1,014	$719

Other comprehensive income, net of tax Unrealized gain on available for sale securities	411	551

Reclassification adjustment for (gains) losses on available for sale securities included in income	(190)	112

Total comprehensive income	$1,235	$1,382

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

						Unrealized
		Additional		Shares		Gain (Loss)
	Common	Paid-In	Retained	Purchased for	Treasury	on Securities
(In thousands, except per share data)	Stock	Capital	Earnings	Stock plans	Stock	Available for Sale	Total

Balance at June 30, 2008	$36	$37,965	$28,581	$(5,057)	$(6,649)	$(387)	$54,489

Net income	-	-	719	-	-	-	719

Cash dividends of $0.37 per share*	-	-	(1,096)	-	-	-	(1,096)

Stock-based compensation expense	-	500	-	-	-	-	500

Amortization of ESOP shares	-	(94)	-	223	-	-	129

Reclassification of shares already earned	-	(1,580)	-	1,580	-	-	-

Shares repurchased	-	-	-	-	(325)	-	(325)

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $442	-	-	-	-	-	663	663

Balance at June 30, 2009	$36	$36,791	$28,204	$(3,254)	$(6,974)	$276	$55,079

Net income	-	-	1,014	-	-	-	1,014

Cash dividends of $0.41 per share*	-	-	(1,170)	-	-	-	(1,170)

Stock-based compensation expense	-	298	-	-	-	-	298

Amortization of ESOP shares	-	(94)	-	212	-	-	118

Shares repurchased	-	-	-	-	(80)	-	(80)

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $72	-	-	-	-	-	221	221

Balance at June 30, 2010	$36	$36,995	$28,048	$(3,042)	$(7,054)	$497	$55,480

* paid on all shares other than MHC

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the year ended
	June 30,
(In thousands)	2010	2009
Operating activities:
Net income	$1,014	$719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	454	472
Provision for loan losses	2,509	2,447
Provision for losses on real estate acquired through foreclosure	510	770
Deferred loan origination costs	(84)	(31)
Amortization of premium on investments	341	153
Proceeds from sale of loans	25,409	28,901
Loans disbursed for sale in the secondary market	(23,302)	(30,416)
Gain on sale of loans	(278)	(526)
Loss (gain) on the sale of investments	(311)	183
ESOP shares committed to be released	212	129
Stock-based compensation expense	204	500
Deferred income taxes	(503)	(50)
Gain on sale of other real estate owned	(34)	(50)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(545)	(394)
Prepaid expenses and other assets	(1,099)	(87)
Accrued interest on deposits	104	(62)
Accrued expenses and other	468	591

Net cash provided by operating activities	5,069	3,249

Investing activities:
Proceeds from maturity of available for sale investment securities	16,640	6,250
Proceeds from the sale of available for sale investment securities	9,639	1,550
Proceeds from the maturity of held to maturity investment securities	44	25
Proceeds from repayment of mortgage-backed securities available for sale	11,650	5,863
Proceeds from sale of mortgage-backed securities	10,918	-
Proceeds from sale of other real estate owned	2,276	1,088
Purchases of available for sale investment securities	(42,118)	(41,003)
Purchases of mortgage-backed securities	(49,813)	(10,346)
Purchases of Federal Home Loan Bank stock	-	(90)
Net decrease in loans, net of acquisition	3,420	8,814
Increase in cash surrender value of life insurance	(283)	(256)
Cash received for acquisition of branches	3,376	-
Capital expenditures, net of acquisition	(796)	(163)

Net cash used in investing activities	(35,047)	(28,268)

Financing activities:
Net increase in deposits, net of acquisition	37,258	18,842
Dividends paid to stockholders	(1,170)	(1,096)
Repurchases of common stock	(80)	(325)
Repayments of Federal Home Loan Bank advances	(1,000)	(1,000)
Net decrease in advances from borrowers for payment of insurance and taxes	(11)	(108)

Net cash provided by financing activities	34,997	16,313

Net increase (decrease) in cash and cash equivalents	5,019	(8,706)

Cash and cash equivalents at beginning of period	27,004	35,710

Cash and cash equivalents at end of period	$32,023	$27,004

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Community Bancorp (the “Company”) is a Federally-chartered corporation, which was organized to be the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank.  The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006.  United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. At June 30, 2010, United Community MHC owned 59% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company.  In addition to the shares of the Company, United Community MHC was capitalized with $100,000 in cash from the Company.  The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in Southeastern Indiana.  UCB Real Estate Management Holdings, LLC, a wholly-owned subsidiary of United Community Bank, was formed for the purpose of holding and operating real estate assets that are acquired by the Bank through, or in lieu of, foreclosure.  UCB Financial Services, Inc, a wholly-owned subsidiary of United Community Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

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

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with FASB Accounting Standards Codification (ASC) Topic 320, Investments.  Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.  The Bank had no trading securities at June 30, 2010 or 2009.  Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

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

LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.  Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.  Loans held for sale are recorded at lower of cost or market determined in the aggregate.  Loans are designated for sale as a part of the Bank’s asset/liability management strategy.  Market value is determined based on expected volatility in interest rates and the anticipated holding period before the loan is sold.  Due to the holding period being short term, the market value and cost of the loan are approximately the same.  The Bank had $364,000 and $2,193,000 in loans held for sale at June 30, 2010 and 2009, respectively.

The Bank defers all loan origination fees, net of certain direct loan origination costs, and amortizes them over the contractual life of the loan as an adjustment of yield in accordance with ASC 310-20, Receivables – Nonrefundable Fees and Other.

The Bank retains the servicing on loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates.  These rates can differ from the loan’s contractual interest rate resulting in a “yield differential.”  In addition to previously deferred loan origination fees and cash gains, gains on the sale of loans can represent the present value of the future yield differential less normal servicing fees, capitalized over the estimated life of the loans sold.  Normal servicing fees are determined by reference to the stipulated minimum servicing fee set forth by the government agencies to which the loans are sold.  Such servicing fees are amortized to operations over the life of the loans using the interest method.  If prepayments are higher than expected, an immediate charge to operations is made. If prepayments are lower than original estimates, then the related adjustments are made prospectively.

The mortgage servicing rights recorded by the Bank are segregated into pools for valuation purposes using as pooling criteria the loan term and coupon rate in accordance with ASC 860-50-30.  Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of the future earnings that a purchaser could expect to realize from each portfolio.  Earnings are projected from a variety of sources including loan-servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income and costs to service the loans.  The present value of future earnings is the “economic” value for the pool.  The Company has selected the amortized cost method for valuation under guidance of ASC 860-50, Transfers and Servicing – Servicing Assets and Liabilities.

The allowance for loan and real estate losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks such as amount of loan, type of loan, concentrations, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of Management.

Although Management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

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

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Bank considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment.  With respect to the Bank's investment in multi-family and nonresidential loans, such loans are collateral-dependent and, as a practical expedient, are carried at the lower of cost or fair value based upon the most recent real estate appraisals.  Collateral-dependent loans which are more than ninety days delinquent and are considered to constitute more than a minimum delay in repayment are evaluated for impairment at that time.

Cash receipts on a nonaccrual loan are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction of the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance has been demonstrated.

It is the Savings Bank’s policy to charge off unsecured credits that are more than one hundred and twenty days delinquent.  Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment at that time.  Impaired loans would be charged off in the same manner as all loans are subject to charge off.

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

CONCENTRATION OF CREDIT RISK - The Bank grants residential and commercial loans to customers in local counties in Southeastern Indiana, Northern Kentucky, and Southwestern Ohio.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the local economy.

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

INCOME TAXES – The Company accounts for income taxes in accordance with ASC 740-10-50.  Pursuant to the provisions of ASC 740-10-50, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods.  Deferred tax assets are recorded only to the extent that the amount of net deductible or taxable temporary differences or carry forward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income.  A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carry forward attributes exceeds management’s estimates of taxes payable on future taxable income.  Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.  The Company applies a more likely than not recognition threshold for all tax uncertainties.

The Company's principal temporary differences between pretax financial income and taxable income result primarily from timing differences for certain components of compensation and post-retirement expense, book and tax bad debt deductions, and amortization of goodwill and other intangible assets.  Additional temporary differences result from depreciation expense computed utilizing accelerated methods for tax purposes, and for limitations on annual deductions related to charitable contributions to the UCB Charitable Foundation.

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

EMPLOYEE STOCK OWNERSHIP PLAN - The Company accounts for the United Community Bank Employee Stock Ownership Plan (“ESOP”) in accordance with ASC 718-40, Compensation – Stock Compensation – Employee Stock Ownership Plans.  ESOP shares pledged as collateral are reported as unearned ESOP shares in stockholders’ equity.  As shares are committed to be released from collateral, the Bank will record compensation expense equal to the current market price of the shares.  To the extent that the fair value of the ESOP shares differs from the cost of such charges, the difference is recorded to stockholders’ equity as additional paid-in capital.  Additionally, the shares become outstanding for basic net income per share computations.

STOCK-BASED COMPENSATION - The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services.  The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718.   The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model.  The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.

EARNINGS PER SHARE – In June 2008, the Financial Accounting Standards Board (FASB) issued ASC 260-10-65-2, Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, Earnings per Share, when computing basic and diluted EPS. This guidance became effective for the Company on July 1, 2009 and has been applied retrospectively as required. The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

Basic earnings per share (“EPS”) is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock.  Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.

For each of the years ended June 30, 2010 and 2009, outstanding options to purchase 346,304 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive.  The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	June 30,
	2010	2009

Basic weighted average outstanding shares	7,616,623	7,589,898
Effect of dilutive stock options	-	-
Diluted weighted average outstanding shares	7,616,623	7,589,898

COMPREHENSIVE INCOME (LOSS) – The Company presents in the consolidated statement of comprehensive income (loss) those amounts from transactions and other events which currently are excluded from the consolidated statement of operations and are recorded directly to stockholders’ equity.

GOODWILL – In June 2010, the Company acquired three branches from Integra Bank National Association (“Integra”), which was accounted for under the purchase method of accounting. Under the purchase method, the Company is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the value of net assets acquired represents goodwill, which is not subject to amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill recorded by the Company in connection with its acquisition relates to the inherent value in the business acquired and this value is dependent upon the Company’s ability to provide quality, cost-effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually. Potential goodwill impairment exists when the fair value of the reporting unit (as defined by US GAAP) is less than its carrying value. An impairment loss is recognized in earnings only when the carrying amount of goodwill is less than its implied fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS – ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate the value.  For financial instruments where quoted market prices are not available, fair values are estimated using present value or other valuation methods.

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

Federal Home Loan Bank stock

The Bank is a member of the Federal Home Loan Bank system and is required to maintain an investment based upon a pre-determined formula.  The carrying values presented in the consolidated statements of position approximate fair value.

Deposits

The fair values of passbook accounts, NOW accounts, and money market savings and demand deposits approximate their carrying values.  The fair values of fixed maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar maturities.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, "Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses."  This purpose of this Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them. This guidance is effective for the first interim or annual reporting period ending after December 15, 2010, with the exception of certain disclosures which include information for activity that occurs during a reporting period (activity in the allowance for credit losses and modifications of financing receivables) which will be effective for the first interim or annual period beginning after December 15, 2010.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of Loan Modification when the Loan is Part of a Pool that is Accounted for as a Single Asset (a consensus of the FASB Emerging Issues Task Force).  The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition.  ASU No. 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the interim period ending September 30, 2010, and the amendments are to be applied prospectively.  Management is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosure about Fair Value Measurements, under Topic 820, Fair value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3.  This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 became effective for the interim period March 31, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which becomes effective for the interim period ending September 30, 2011.  The adoption of ASU No. 2010-06 did not have a material impact on our consolidated financial statements.

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

NOTE 2 – ACQUISITION

On June 4, 2010 the Bank completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A., located in Milan, Versailles, and Osgood, Indiana and a portfolio of selected loans originated by other offices of Integra Bank. This acquisition was consistent with the Bank’s strategy to strengthen and expand its Southeast Indiana market share. This transaction added $53.3 million in deposits and $45.9 million in loans. The deposits were purchased at a premium of 4.50%. As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,400,000 and goodwill of $3,100,000. The results of operations for this acquisition have been included since the transaction date of June 4, 1010. None of these purchased loans have shown evidence of credit deterioration since origination. Expenses associated with this transaction of $439,000 were included in the other non-interest expense in the consolidated statement of income for the year ended June 30, 2010.

NOTE 3 – INVESTMENT SECURITIES

Investment securities available for sale at June 30, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S Government corporations and agencies	$49,157	$212	$-	$49,369
Municipal bonds	12,538	137	84	12,591
Other equity securities	211	-	82	129
	$61,906	$349	$166	$62,089

Investment securities held to maturity at June 30, 2010 consist of the following:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(Dollars in thousands)

Municipal bonds	$631	$-	$-	$631

Investment securities available for sale at June 30, 2009 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. League Intermediate - Term Portfolio	$60	$-	$13	$47
U.S. Government corporations and agencies	39,515	218	92	39,641
Municipal bonds	7,091	-	139	6,952
Other equity securities	211	-	82	129
	$46,877	$218	$326	$46,769

Investment securities held to maturity at June 30, 2009 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(Dollars in thousands)

Municipal bonds	$175	-	-	$175

The callable bonds and municipal bonds available for sale have the following maturities at June 30, 2010:
	Amortized	Estimated
	cost	market value
	(Dollars in thousands)

Due or callable in one year or less	$30,964	$31,093
Due or callable in 1 - 5 years	18,193	18,276
Due or callable in 5 - 10 years	269	279
Due or callable in greater than 10 years	12,269	12,312
Total debt securities	$61,695	$61,960

All other securities available for sale at June 30, 2010 are saleable within one year.  The Bank held $631,000 and $175,000 in investment securities that are being held to maturity at June 30, 2010 and 2009, respectively.  The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of June 30, 2010 (dollars in thousands):

2011	$65
2012	68
2013	71
2014	74
2015	77
2016 and thereafter	276
$631

Gross proceeds on the sale of investment and mortgage-backed securities were $20.5 million and $1.6 million for the years ended June 30, 2010 and 2009, respectively.  Realized gains for the years ended June 30, 2010 and 2009 were $437,000 and $93,000, respectively.  Gross realized losses for the years ended June 30, 2010 and 2009 were $126,000 and $276,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2010 and 2009:

	Less than 12 Months			12 Months or Longer			Total
	Fair		Unrealized	Fair		Unrealized	Fair		Unrealized
	Value		Losses	Value		Losses	Value		Losses
	(Dollars in thousands)
June 30, 2010
Municipal bonds	$6,703		$84	-		-	$6,703		$84
Mortgage-backed securities	8,888		67	-		-	8,888		67
Other equity securities	-		-	129		82	129		82

	$15,591		151	129		82	15,720		233
Number of investments		19			1			20

June 30, 2009
U.S. League Intermediate - Term Portfolio & Callable Government agencies	$9,624		92	60		13	9,684		105
Municipal bonds	2,533		63	2,568		76	5,101		139
Mortgage-backed securities	-		-	1,427		50	1,427		50
Other equity securities	-		-	129		82	129		82

	$12,157		155	4,184		221	16,341		376
Number of investments		12			18			30

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

The detail of interest and dividends on investment securities is as follows for June 30:

	2010	2009
	(Dollars in thousands)
Taxable interest income	$2,212	$1,924
Nontaxable interest income	382	196
Dividends	8	8

	$2,602	$2,128

NOTE 4 – MORTGAGE-BACKED SECURITIES

Mortgage-backed securities available for sale at June 30, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
FNMA	$40,237	345	11	40,571
FHLMC	16,432	291	56	16,667
	$56,669	636	67	57,238

Mortgage-backed securities available for sale at June 30, 2009 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
FNMA	$13,154	254	25	13,383
FHLMC	15,705	353	25	16,033
GNMA	285	12	-	297
	$29,144	619	50	29,713

The maturity of the mortgage-backed securities is based on the repayment of the underlying mortgages and is as follows at June 30, 2010:

	Amortized cost	Estimated market value
	(Dollars in thousands)

Due in 2 – 5 years	$1,402	$1,443
Due in 5 – 10 years	7,250	7,402
Due in greater than 10 years	48,017	48,393

	$56,669	$57,238

NOTE 5 – LOANS RECEIVABLE

Loans receivable consist of the following at June 30,

	2010	2009
	(Dollars in thousands)
Residential real estate
One-to-four family	$137,473	124,391
Multi-family	46,777	61,791
Construction	1,566	1,609

Nonresidential real estate and land	82,969	57,298
Consumer and other loans	46,469	32,213
	315,254	277,302

Less:
Allowance for losses	5,681	4,213
Undisbursed portion of loans in process	494	1,231
Deferred loan costs, net	(496)	(412)
	$309,575	272,270

As of June 30, 2010 and 2009, the Bank was servicing loans for the benefit of others in the amount of $52,341,000 and $45,108,000, respectively.  The Bank recognized $278,000 and $526,000, of pre-tax gains on sale of loans during the years ended June 30, 2010 and 2009, respectively.  The carrying value of mortgage servicing rights approximated $471,000 and $405,000 as of June 30, 2010 and 2009, respectively.  No impairment has been recognized on the mortgage service assets and correspondingly, no valuation allowance has been recognized as of June 30, 2010 and 2009.

The Company sells loans in the secondary market.  Proceeds from the sales of mortgage loan totaled $25,409,000 and $28,901,000 during the years ended June 30, 2010 and 2009, respectively. The Bank had $364,000 and $2,193,000 in 1-4 family fixed rate loans designated as held for sale at June 30, 2010 and 2009, respectively. It is generally management's intention to hold all other loans originated to maturity or earlier repayment.

Changes in the allowance for losses on loans for the year ended June 30 are as follows:

	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$4,213	$4,619
Provisions charged to income	2,509	2,447
Charge-offs	(1,087)	(2,820)
Recoveries	49	18
Loss on loan restructuring	(3)	(51)
Balance at end of year	$5,681	$4,213

The amount of loans classified as nonaccrual totaled approximately $10,574,000 and $5,975,000 June 30, 2010 and 2009, respectively.  Interest income from these nonaccrual loans during the years ended June 30, 2010 and 2009 was immaterial.  All loans classified as nonaccrual had allowances determined in accordance with ASC 320-35-2 Receivables – Loan Impairment.  At June 30, 2010 and 2009, the recorded investment in loans for which impairment has been recognized was approximately $13,854,000 and $7,512,000, respectively, with related reserves of $3,258,000 and $1,337,000, respectively.  The average recorded investment in impaired loans for the years ended June 30, 2010 and 2009 was $11,083,000 and $5,840,000, respectively.  The amount of loans over 90 days past due totaled $10,574,000 and $5,975,000 at June 30, 2010 and 2009, respectively.  No loans over 90 past due were still accruing at June 30, 2010 and 2009.

At June 30, 2010, the Bank had thirteen loans categorized as troubled debt restructurings, totaling $9.0 million.  At June 30, 2009, the Bank had five loans categorized as troubled debt restructurings, totaling $4.5 million.  At June 30, 2010, the Bank had one loan for $1.1 million that was categorized as both a nonperforming loan and a troubled debt restructuring.  There are no commitments to lend additional amounts to these borrowers.  Management has reduced the carrying value of all troubled debt restructurings to their fair market values, based upon differences between their agreed upon rates of interest and available market rates at the time of the loan.

ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances when initially accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of this pronouncement. It limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

The Company acquired loans pursuant to the acquisition of Integra branches in June 2010. The Company reviewed the loan portfolio at acquisition to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that it will be unable to collect all amounts due according to the loan’s contractual terms. When both conditions existed, the Company accounted for each loan individually, considered expected prepayments, and estimated the amount and timing of discounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. The Company determined the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

Over the life of the loan, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased, and if so, the Company establishes avaluation allowance for the loan. Valuation allowances for acquired loans reflect only those losses incurred after acquisition; that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to our acquisition of the loans. For loans that are not accounted for as debt securities, the present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life. The Company does not have any such loans that were accounted for as debt securities.

Loans that were acquired in the Integra branch acquisition for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be made as scheduled had an outstanding balance of $45.7 million and a carrying amount of $45.1 million at June 30, 2010. The carrying amount of these loans is included in the balance sheet amount of loans receivable at June 30, 2010.  No loans have experienced further deterioration since the acquisition date.

The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Balance, June 30, 2009	$-
Accretion	-
Disposals	-
Additions	1,400
Balance, June 30, 2010	$1,400

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at June 30:

	2010	2009
	(Dollars in thousands)
One to four family	$169	$-
Land	340	340
Commercial real estate	-	2,304
Provision for losses on real estate owned	(212)	(704)
	$297	$1,940

Activity in the allowance for losses on real estate owned is as follows for years ended June 30,

	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$704	$111
Allowance for losses on real estate owned	510	770
Charged off upon sale of property	(1,002)	(177)
Balance, end of period	$212	$704

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30,
	2010	2009
	(Dollars in thousands)
Land and land improvements	$2,977	$1,830
Buildings and building improvements	4,898	4,538
Furniture and equipment	3,337	2,884
	11,212	9,252
Less: accumulated depreciation	3,699	3,241
	$7,513	$6,011

NOTE 8 - DEPOSITS

Deposits at June 30, 2010 and 2009 consist of the following:

	2010		2009
	(Dollars in thousands)
	Weighted		Weighted
	Average		Average
	Rate	Balance	Rate	Balance

Demand deposit accounts	0.48%	$103,216	0.50%	$71,854
Passbook	0.43%	53,989	0.31%	40,980
Money market deposit accounts	0.61%	55,062	0.61%	61,933
Total demand and passbook deposits		212,267		174,767

Certificates of deposit:
Less than 12 months	1.75%	73,467	2.32%	95,081
12 months to 24 months	2.59%	93,114	3.63%	38,241
24 months to 36 months	3.13%	6,313	3.59%	2,484
More than 36 months	4.27%	9,647	3.65%	2,228
Individual retirement accounts	3.24%	35,372	4.38%	26,815

Total certificates of deposit		217,913		164,849

Total deposit accounts		$430,180		$339,616

Interest expense on deposits is as follows:

	For the years ended June 30
	2010	2009
	(Dollars in thousands)
NOW and money market accounts	$871	$1,609
Savings	136	285
Certificates of deposit	5,314	5,872
	$6,321	$7,766

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $113,371,000 and $89,805,000 at June 30, 2010 and 2009, respectively.  Individual deposits with denominations of more than $250,000 are not federally insured.

Total non-interest bearing deposits were $28,627,000 and $16,531,000 at June 30, 2010 and 2009, respectively.  Municipal deposits totaled $121,607,000 and $124,282,000 at June 30, 2010 and 2009, respectively.

Maturities of certificate accounts at June 30, 2010 and 2009 are approximately as follows:

	2010	2009
	(In thousands)
One year or less	$162,465	$108,551
1 - 2 years	34,825	44,132
2 - 3 years	13,671	9,244
3 - 4 years	2,959	2,035
4 - 5 years	3,943	747
Over 5 years	50	140
	$217,913	$164,849

NOTE 9 – GOODWILL AND ACQUISITION INTANGIBLES

Goodwill

The Integra acquisition included $3,130,000 in goodwill.  Further details of this transaction are included in Note 2.

Intangible Assets

The Integra acquisition included a core deposit intangible asset of $1,400,000.  Amortization of the core deposit intangible is as follows (dollars in thousands):

Amount
2011	$158
2012	158
2013	158
2014	158
2015	158
2016 and thereafter	610
$1,400

NOTE 10 – FAIR VALUES OF ASSETS AND LIABILITIES

The estimated fair values of the Company's financial instruments at June 30, 2010 and 2009 are as follows:

	2010		2009
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest bearing deposits	$32,023	32,023	$27,004	27,004
Investment securities available for sale	62,089	62,089	46,769	46,769
Investment securities held to maturity	631	631	175	175
Mortgage-backed securities	57, 238	57,238	29,713	29,713
Loans receivable and loans held for sale	309,939	304,943	274,463	270,760
Accrued interest receivable	2,290	2,290	1,745	1,745
Investment in FHLB stock	2,016	2,016	2,016	2,016

Financial liabilities:
Deposits	$430,180	432,091	$339,616	341,322
Accrued interest payable	126	126	23	23
FHLB advances	2,833	2,904	3,833	3,856
Off-balance sheet items	-	-	-	-

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Pronouncements, ASC 820-10-50-2 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2010:
Mortgage-backed securities	$57,238	$-	$57,238	$-
U.S. Government corporations and agencies	49,369	-	49,369	-
Municipal bonds	12,591	-	12,591	-
Other equity securities	129	129	-	-
June 30, 2009:
Mortgage-backed securities	$29,713	$-	$29,713	$-
U.S. League intermediate-term portfolio	47	-	47	-
U.S. Government corporations and agencies	39,641	-	39,641	-
Municipal bonds	6,952	-	6,952	-
Other equity securities	129	129	-	-

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2010:
Other real estate owned	$297	$-	$297	$-
Loans held for sale	364	-	364	-
Impaired loans	13,854	-	13,854	-
June 30, 2009:
Other real estate owned	$1,940	$-	$1,940	$-
Loans held for sale	2,193	-	2,193	-
Impaired loans	7,512	-	7,512	-

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate or other observable market prices. Our policy is that fair values for these assets are based on current appraisals. In most cases, we maintain current appraisals for these items.

NOTE 11 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and a blanket pledge agreement for qualifying first mortgage loans.  The Bank had $2,833,000 and $3,833,000 in outstanding FHLB advances at June 30, 2010 and 2009, respectively.  At June 30, 2010 and 2009, the Bank had only one advance from the FHLB.  The original amount of the advance was $5,000,000 at a fixed interest rate of 3.2%.  Principal payments of $83,000 are due on a monthly basis until the loan is paid in full in April 2013.  Interest payments are also due at the time that the principal payment is made.

NOTE 12 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan
The Bank has a standard 401(k) profit sharing plan.  Eligible participants must be at least 18 years of age and have one year of service.  The Bank makes matching contributions based on each employee's deferral contribution.  Total expense under the plan for the years ended June 30, 2010 and 2009 totaled $125,000 and $118,000, respectively.

ESOP
As of June 30, 2010 and 2009, the ESOP owned 216,239 and 245,262 shares, respectively, of the Company's common stock, which were held in a suspense account until released for allocation to the participants.  Additionally, as of June 30, 2010, the Company has committed to release 14,658 shares.  The Company recognized compensation expense of $118,000 and $130,000 during the years ended June 30, 2010 and 2009, respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released.  The fair value of the unearned ESOP shares approximated $1,574,000 at June 30, 2010.

Contributions to the ESOP and shares released from the suspense account will be allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  Participants become 100% vested in their accounts upon three years of service.  Participants with less than three years of service are 0% vested in their accounts.

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

Deferred Compensation
In March 2002, the Bank adopted a supplemental retirement income program with selected officers and board members.  To fund this plan, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000.  The cash surrender value of these policies was $7,109,000 and $6,826,000 at June 30, 2010 and 2009, respectively.  The directors' liability is accrued based on life expectancies, return on investment and a discount rate.  For the officers, an annual contribution based on actuarial assumptions is made to a secular trust with the employee as the beneficiary.  Deferred compensation payments are funded by available assets in the secular trust.  No further funding is required by the Bank, with the exception that upon a change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected contributions for the funding of officers’ deferred compensation are as follows:

2011	$197,000
2012	197,000
2013	197,000
2014	197,000
2015	197,000
2016 and thereafter	374,000
$1,359,000

At June 30, 2010 and 2009, the Bank had accrued directors' supplemental retirement expense of $1,315,000 and $1,270,000, respectively.  Officers and directors supplemental retirement expense totaled $417,000 and $402,000 for the years ended June 30, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan
A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company's Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code.  The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP.  SERP expense totaled $7,000 and $7,000 for the years ended June 30, 2010 and 2009, respectively.

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

NOTE 13 – STOCK-BASED COMPENSATION

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

In December 2006, the Board of Directors of the Company authorized the funding of a trust that purchased 165,894 shares of the Company's outstanding common stock to be used to fund restricted stock awards under the Equity Incentive Plan.

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

During each of the years ended June 30, 2010 and 2009, 27,703 restricted share awards and 69,261 stock options became fully vested.  Total recognized compensation expense for the years ended June 30, 2010 and 2009 was $298,000 and $500,000, respectively.  The remaining unvested expense as of June 30, 2010 that will be recorded as expense in future periods is $206,000.  The weighted average time over which this expense will be recorded is 18 months.

Information related to stock options for the years ended June 30, 2010 and 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term
Outstanding at June 30, 2008	346,304	$11.53
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2009	346,304	11.53
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2010	346,304	11.53	6.5 years

Exercisable at June 30, 2010	207,783	11.53	6.5 years

Fair value of options		$2.37

A summary of the status of unvested stock options for the year ended June 30, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at June 30, 2009	207,782	$2.37
Granted	-	-
Vested	(69,261)	2.37
Forfeited	-	-
Outstanding at June 30, 2010	138,521	2.37

Information related to restricted stock grants for the years ended June 30, 2010 and 2009 is as follows:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Outstanding at June 30, 2008	110,811	$11.53
Granted	-	-

Vested	(27,703)	(11.53)
Forfeited	-	-

Outstanding at June 30, 2009	83,108	11.53
Granted	-	-
Vested	(27,703)	(11.53)
Forfeited	-	-

Outstanding at June 30, 2010	55,405	$11.53

 NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended June 30
	2010	2009
	(Dollars in Thousands)

Supplemental disclosure of cash flow information is as follows:
Cash paid during the year for:
Income taxes	$-	$10
Interest	$6,327	$7,970

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of taxes	$221	$663
Transfers of loans to other real estate owned	$1,109	$787

NOTE 15 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2010 and 2009 was $43,000 and $41,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2010:

2011	$31,000
2012	16,000
2013	16,000
2014	11,000
$74,000

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office.  Revenue from these leases for the years ended June 30, 2010 and 2009 was $37,000 and $42,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2010:

2011	$24,000

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

At June 30, 2010, the Bank’s total commitment to extend credit at variable rates was $38,981,000. The amount of fixed rate commitments was approximately $826,000 at June 30, 2010. The fixed rate loan commitments at June 30, 2010 have interest rates ranging from 4.25% to 5.00%. In addition, the Bank had $856,000 of letters of credit outstanding at June 30, 2010.

NOTE 16 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $3,517,000 and $3,508,000 at June 30, 2010 and 2009, respectively.  All loans were current at June 30, 2010 and 2009, respectively.

The activity in loans to executive officer, directors and their affiliated companies for the years ended June 30, 2010 and 2009 is as follows:

	June 30,
	2010	2009
	(Dollars in thousands)
Beginning balance	$3,508	$3,393
New loans	138	169
Payments on loans	(129)	(54)
Ending balance	$3,517	$3,508

Deposits from officers and directors and affiliates totaled $1,975,000 and $2,078,000 at June 30, 2010 and 2009, respectively.

NOTE 17 – REGULATORY CAPITAL

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

The following tables summarize the Bank's capital amounts and the ratios required:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2010
Tier 1 capital to risk-weighted assets	$44,811	13.54%	13,240	4.0%	19,860	6.0%
Total capital to risk-weighted assets	47,233	14.27%	26,479	8.0%	33,099	10.0%
Tier 1 capital to adjustedtotal assets	44,811	9.26%	19,548	4.0%	24,435	5.0%
Tangible capital to adjustedtotal assets	44,811	9.17%	7,331	1.5%	-	-

June 30, 2009
Tier 1 capital to risk-weighted assets	$48,216	17.50%	11,022	4.0%	16,533	6.0%
Total capital to risk-weighted assets	50,689	18.40%	22,044	8.0%	27,555	10.0%
Tier 1 capital to adjusted total assets	48,216	12.08%	15,972	4.0%	19,965	5.0%
Tangible capital to adjusted total assets	48,216	12.08%	5,989	1.5%	-	-

Dividends from the Bank are one of the major sources of funds for the Bancorp.  These funds aid the parent company in payment of dividends to shareholders, expenses, and other obligations.  Payment of dividends to the parent company is subject to various legal and regulatory limitations.  Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  As of June 30, 2010, the Bank has never paid dividends income to the Bancorp in excess of regulatory limits.

NOTE 18 – INCOME TAXES

The components of the provision for income taxes are summarized as follows:

	2010	2009
	(Dollars in thousands)
Current tax expense:
Federal	$695	$174
State	134	53
	829	227
Deferred tax benefit:
Federal	(414)	(32)
State	(72)	(18)
	(486)	(50)

	$343	$177

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2010 and 2009 are as follows:

	June 30,
	2010	2009
	(Dollars in thousands)
Deferred tax assets arising from:
Loan loss reserve	$2,250	$1,667
Reserve for loss on real estate owned	84	278
Vacation and bonus accrual	285	223
Supplemental retirement	435	416
Stock-based compensation	331	361
Contribution to UCB Charitable Foundation	274	347
Acquisition-related expenses	174	-
State depreciation differences	87	95
Other-than-temporary impairment	-	1
Reserve for loss on deposit accounts	59	40
AMT credit carryforward	135	135
Post-retirement health care benefits	50	50
Total deferred tax assets	4,164	3,613

Deferred tax liabilities arising from:
Mortgage servicing rights	(186)	(161)
Depreciation	(223)	(223)
Deferred loan fees	(196)	(159)
Unrealized gain in market value of investments	(256)	(180)
Total deferred tax liabilities	(861)	(723)

Valuation allowance	(190)	(190)

Net deferred tax asset	$3,113	$2,700

During the year ended June 30, 2006, the Company contributed $1,858,000 to fund the UCB Charitable Foundation.  The deduction for federal income tax purposes is limited to ten percent of federal taxable income.  The non-deductible portion, which approximates $805,000 at June 30, 2010, is available for future deductions through the year ended June 30, 2011.  At June 30, 2010, the Company has recorded a valuation allowance against $560,000 of this amount, based on the level of anticipated future taxable income. Net deferred tax liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates.

The rate reconciliation for years ended June 30, 2010 and 2009 is as follows:

	2010	2009
	(Dollars in thousands)

Federal income taxes at statutory rate	$461	$305
State taxes, net of federal benefit	62	35
Increase (decrease) in taxes resulting primarily from :
Non-taxable income on Bank-owned life insurance	(96)	(87)
Non-deductible stock-based compensation	19	106
Tax exempt income	(137)	(67)
Other	34	(115)

	$343	$177

Retained earnings at June 30, 2010, and 2009, include approximately $749,000 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $255,000.

The Company adopted the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes effective July 1, 2007. Implementation resulted in no cumulative effect adjustment to retained earnings as of the date of adoption. The Company had no unrecognized tax benefits as of June 30, 2010 and 2009. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2010 and 2009, and had no accrued interest and penalties on the balance sheet as of June 30, 2010 and 2009. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months.  The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2006.

NOTE 19 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of United Community Bancorp (parent company only) as of June 30, 2010 and 2009, and the results of its operations and cash flows for the fiscal years ended June 30, 2010 and 2009 (all amounts in thousands):

UNITED COMMUNITY BANCORP
STATEMENTS OF FINANCIAL CONDITION
June 30, 2010 and 2009

	2010	2009

ASSETS
Cash and cash equivalents	$2,797	$1,292
Securities available for sale – at estimated market value	128	128
Accrued interest receivable	89	100
Deferred income taxes	247	327
Prepaid expenses and other assets	2,376	4,600
Investment in United Community Bank	49,940	48,636
	55,577	55,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	97	4
Stockholders’ equity	55,480	55,079
	$55,577	$55,083

UNITED COMMUNITY BANCORP
STATEMENTS OF OPERATIONS
June 30, 2010 and 2009

	2010	2009
Interest income:
ESOP loan	$189	$205
Securities	9	22
Other income:
Equity in earnings of
United Community Bank	1,080	1,025

Net revenue	1,278	1,252

Operating expenses:
Other operating expenses	295	306

Income before income taxes	983	946

Income tax expense (benefit)	(31)	227
Net income	$1,014	$719

UNITED COMMUNITY BANCORP
STATEMENTS OF CASH FLOWS
June 30, 2010 and 2009

	2010	2009

Operating activities:
Net earnings	$1,014	$719
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of United Community Bank	(1,080)	(1,235)
Shares committed to be released	212	129
Amortization and expense of stock-based compensation plans	204	500
Deferred income taxes (benefits)	80	(108)
Effects of change in assets and liabilities	2,325	96
	2,755	101

Financing activities:
Purchase of treasury stock	(80)	(325)
Dividends paid to stockholders	(1,170)	(1,097)
	(1,250)	(1,422)

Net increase (decrease) in cash and cash equivalents	1,505	(1,321)
Cash and cash equivalents at beginning of year	1,292	2,613
Cash and cash equivalents at end of year	$2,797	$1,292

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2010 and 2009:

	For the year ended June 30, 2010
	(Dollars in thousands)
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$4,688	$4,716	$4,711	$4,821
Interest expense	1,594	1,542	1,588	1,705
Net interest income	3,094	3,174	3,123	3,116
Provision for loan losses	1,112	451	324	622
Net interest income after provision for loan losses	1,982	2,723	2,799	2,494

Other income	1,180	749	942	686
Other expense	3,346	2,908	3,069	2,875
Income (loss) before income taxes	(184)	564	672	305
Provision (benefit) for income taxes	(150)	214	196	83
Net income (loss)	$(34)	$350	$476	$222

	For the year ended June 30, 2009
	(Dollars in thousands)
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter
Interest income	$4,689	$5,049	$5,030	$5,144
Interest expense	1,733	1,774	2,091	2,308
Net interest income	2,956	3,275	2,939	2,836
Provision for loan losses	1,052	664	396	335
Net interest income after provision for loan losses	1,904	2,611	2,543	2,501

Other income	854	735	502	696
Other expense	3,480	2,738	2,639	2,593
Income (loss) before income taxes	(722)	608	406	604
Provision (benefit) for income taxes	(443)	259	144	217
Net income (loss)	$(279)	$349	$262	$387

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

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table sets forth certain information with respect to the Company’s equity compensation plan as of June 30, 2010.

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

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1)          Financial Statements.  The following consolidated financial statements are filed under Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2010 and 2009
Consolidated Statements of Income for the Years Ended June 30, 2010 and 2009
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009Notes to Consolidated Financial Statements

(2)           Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)           Exhibits.  The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

2.1	Branch Purchase Agreement by and between Integra National Bank Association, a national banking association, and United Community Bank, a federally-chartered savings association (1)
3.1	Charter of United Community Bancorp (2)
3.2	Amended and Restated Bylaws of United Community Bancorp (3)
4.1	Specimen Stock Certificate of United Community Bancorp (2)
10.1	United Community Bank Employee Stock Ownership Plan and Trust Agreement*(2)
10.2	Form of ESOP Loan Documents*(2)
10.3	United Community Bank 401(k) Profit Sharing Plan and Trust and Adoption Agreement*(2)
10.4	Amended and Restated United Community Bank Employee Severance Compensation Plan*(4)
10.5	Amended and Restated United Community Bank Supplemental Executive Retirement Plan*(4)
10.6	Amended and Restated Employment Agreement between United Community Bancorp and certain executive officers*(4)
10.7	Employment Agreement between United Community Bank and certain executive officers*(4)
10.8	United Community Bank Directors Retirement Plan*(2)
10.9	First Amendment to the United Community Bank Directors’ Retirement Plan (4)
10.10	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto*(2)
10.11	First Amendment to the United Community Bank Executive Supplemental Retirement Income Agreement (4)
10.12	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements*(2)
10.13	United Community Bancorp 2006 Equity Incentive Plan (5)
21	Subsidiaries
23	Consent of Clark, Schaefer, Hackett & Co.
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer
32	Certifications Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2010.
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on December 14, 2005 (File No. 333-130302).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2007 (File No. 0-51800).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No. 0-51800).
(5)	Incorporated herein by reference to Appendix C to the Company’s Proxy Statement filed with the SEC on October 5, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 28, 2010		By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ William F. Ritzmann		September 28, 2010
William F. Ritzmann
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Vicki A. March		September 28, 2010
Vicki A. March
Senior Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Ralph B. Sprecher		September 28, 2010
Ralph B. Sprecher
Chairman of the Board

By:	/s/ Robert J. Ewbank		September 28, 2010
Robert J. Ewbank
Director

By:	/s/ Jerry W. Hacker		September 28, 2010
Jerry W. Hacker
Director

By:	/s/ Elmer G. McLaughlin		September 28, 2010
Elmer G. McLaughlin
Chief Operating Officer and Director

By:	/s/ George M. Seitz		September 28, 2010
George M. Seitz
Director

By:	/s/ Eugene B. Seitz		September 28, 2010
Eugene B. Seitz
Director

By:	/s/ Richard C. Strzynski		September 28, 2010
Richard C. Strzynski
Director