Form 10-Q
period 2010-09-30
United Community Bancorp
filed 2010-11-15
CIK 1344970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐          No ☒

As of November 10, 2010, there were 7,845,554 shares of the registrant’s common stock outstanding, of which 4,655,200 shares were held by United Community MHC.

UNITED COMMUNITY BANCORP

Part I. Financial Information
Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	September 30, 2010	June 30, 2010
Assets

Cash and due from banks	$44,446	$32,023
Investment securities:
Securities available for sale - at estimated market value	60,494	62,089
Securities held to maturity - at amortized cost	611	631
Mortgage-backed securities available for sale - at estimated market value	58,312	57,238

Loans receivable, net	304,923	309,575
Loans available for sale	872	364

Property and equipment, net	7,625	7,513
Federal Home Loan Bank stock, at cost	2,016	2,016
Accrued interest receivable:
Loans	1,380	1,573
Investments and mortgage-backed securities	593	717
Other real estate owned, net	297	297
Cash surrender value of life insurance policies	7,178	7,109
Deferred income taxes	3,728	3,721
Prepaid expenses and other assets	2,840	3,316
Goodwill and intangible asset	3,818	3,922
Total assets	$499,133	$492,104

Liabilities and Stockholders' Equity

Deposits	$437,179	$430,180
Advance from FHLB	2,583	2,833
Accrued interest on deposits	93	119
Accrued interest on FHLB advance	6	7
Advances from borrowers for payment of insurance and taxes	358	168
Accrued expenses and other liabilities	3,237	3,317
Total liabilities	443,456	436,624

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,845,554 shares outstanding at September 30, 2010 and June 30, 2010.	36	36
Additional paid-in capital	36,955	36,995
Retained earnings	27,968	28,048
Less shares purchased for stock plans	(2,969)	(3,042)
Treasury Stock, at cost - 618,446 shares at September 30, 2010
and June 30, 2010, respectively	(7,054)	(7,054)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	741	497

Total stockholders' equity	55,677	55,480

Total liabilities and stockholders' equity	$499,133	$492,104

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
For the three months ended September 30,

(In thousands, except per share data)	2010	2009
Interest income:
Loans	$4,327	$4,161
Investments and mortgage - backed securities	703	660
Total interest income	5,030	4,821
Interest expense:
Deposits	1,613	1,675
Borrowed funds	22	30
Total interest expense	1,635	1,705

Net interest income	3,395	3,116

Provision for loan losses	719	622

Net interest income after provision for loan losses
	2,676	2,494

Other income:
Service charges	601	482
Gain on sale of loans	227	86
Gain (loss) on sale of investments	44	(12)
Gain on sale of other real estate owned	2	-
Income from Bank Owned Life Insurance	69	57
Other	52	73
Total other income	995	686

Other expense:
Compensation and employee benefits	1,671	1,471
Premises and occupancy expense	309	276
Deposit insurance premium	228	220
Advertising expense	101	91
Data processing expense	84	56
ATM service fees	138	107
Provision for loss on sale of real estate owned	-	100
Acquisition expense	38	-
Other operating expenses	682	554
Total other expense	3,251	2,875

Income before income taxes	420	305

Income tax provision	149	83

Net income	$271	$222

Basic and diluted earnings per share	$0.04	$0.03

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the three months ended September 30,

(In thousands)	2010	2009

Net income	$271	$222

Other comprehensive income, net of tax
Unrealized gain on available for sale securities	273	467
Reclassification adjustment for net (gains) losses on available for sale securities included in income	(29)	8

Total comprehensive income	$515	$697

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the three months ended
	September 30,
(In thousands)	2010	2009
Operating activities:
Net income	$271	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131	116
Amortization of intangible asset	104	-
Provision for loan losses	719	622
Provision for loss on sale of real estate acquired through foreclosure	-	100
Deferred loan origination fees costs	(15)	(19)
Amortization of premium (discount) on investments	(22)	(123)
Proceeds from sale of loans	12,670	4,908
Loans disbursed for sale in the secondary market	(12,951)	(2,700)
Gain on sale of loans	(227)	(86)
Gain (loss) on sale of available for sale investment securities	(44)	12
Gain on sale of other real estate owned	(2)	-
ESOP shares committed to be released	(21)	49
Stock-based compensation expense	54	95
Deferred income taxes	(135)	(2)
Effects of change in operating assets and liabilities:
Accrued interest receivable	317	19
Prepaid expenses and other assets	476	411
Accrued interest on deposits	(26)	(5)
Accrued expenses and other	(81)	(60)

Net cash provided by operating activities	1,218	3,559

Investing activities:
Proceeds from maturity of available for sale investment securities	4,000	390
Proceeds from sale of available for sale investment securities	4,044	486
Proceeds from maturity of held to maturity securities	20	-
Proceeds from repayment of mortgage-backed securities available for sale	3,949	2,332
Proceeds from sale of other real estate owned	2	-
Purchases of mortgage-backed securities available for sale	(5,139)	(6,037)
Purchases of available for sale investment securities	(5,895)	(2,049)
Net decrease (increase) in loans	3,948	(1,832)
Increase in cash surrender value of life insurance	(69)	(57)
Capital expenditures	(243)	(242)

Net cash provided (used) by investing activities	4,617	(7,009)

Financing activities:
Net increase in deposits	6,999	1,250
Repayments of Federal Home Loan Bank advances	(250)	(250)
Dividends paid to stockholders	(351)	(321)
Repurchases of common stock	-	(6)
Net increase in advances from borrowers for payment of insurance and taxes	190	114

Net cash provided by financing activities	6,588	787

Net increase (decrease) in cash and cash equivalents	12,423	(2,663)

Cash and cash equivalents at beginning of period	32,023	27,004

Cash and cash equivalents at end of period	$44,446	$24,341

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION- United Community Bancorp (the “Company”), a Federally-chartered corporation, is the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank.  The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006.  United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company.  United Community MHC owns approximately 59% of the Company’s outstanding common stock and because the Company is in the mutual holding company structure, must always own at least a majority of the voting stock of the Company.  The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana.  UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank.  The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  No other adjustments have been included.  The results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2010, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2010.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of September 30, 2010 and June 30, 2010, the ESOP owned 216,239 shares of the Company's common stock, which were held in a suspense account until released for allocation to participants.

3. EARNINGS PER SHARE (EPS) –The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three month periods ended September 30, 2010 and 2009, outstanding options to purchase 346,304 shares were excluded from the computations of diluted earnings per share as their effect would have not been dilutive.  The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended
	September 30,
	2010	2009

Basic weighted average outstanding shares	7,631,858	7,612,070
Effect of dilutive stock options	-	-
Diluted weighted average outstanding shares	7,631,858	7,612,070

4. STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.  No stock-based compensation awards were granted during the three month periods ended September 30, 2010 and 2009.

5. DIVIDENDS – On July 22, 2010, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.11 per share.  The dividend was paid on August 31, 2010.  Accordingly, cash dividends of $351,000 were paid to shareholders during the three month period ended September 30, 2010.  United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends.

6. SUPPLEMENTAL CASH FLOW INFORMATION
	Three Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$360	$-
Interest	$1,662	$1,705

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities
designated as available for sale, net of tax	$244	$475
Transfers of loans to other real estate owned	$-	$838

7.  TROUBLED DEBT RESTRUCTURINGS - From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring (TDR) when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. At September 30, 2010, the Bank had 22 loans totaling $14.6 million that qualified as TDRs. At September 30, 2010, the Bank had no other commitments to lend on its TDRs. At June 30, 2010, the Bank had thirteen loans totaling $9.0 million that qualified as TDR’s.  Management continues to monitor the performance of loans classified as TDRs, and does not anticipate any additional losses on TDRs at September 30, 2010.

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

The estimated fair values of the Company's financial instruments at September 30, 2010 and June 30, 2010 are as follows:

	September 30, 2010		June 30, 2010
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$44,446	$44,446	$32,023	$32,023
Investment securities available for sale	60,494	60,494	62,089	62,089
Investment securities held to maturity	611	611	631	631
Mortgage-backed securities	58,312	58,312	57, 238	57, 238
Loans receivable and loans receivable held for sale	305,795	301,119	309,939	304,943
Accrued interest receivable	1,973	1,973	2,290	2,290
Investment in FHLB stock	2,016	2,016	2,016	2,016

Financial liabilities:
Deposits	$437,179	$439,002	$430,180	$432,091
Accrued interest payable	99	99	126	126
FHLB advance	2,583	2,656	2,833	2,904

Off-balance sheet items	$-	$-	$-	$-

The Company measures fair value under ASC 820-10-50-2, which establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820-10-50-2 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
September 30, 2010:
Mortgage-backed securities	$58,312	$-	$58,312	$-
U.S. Government corporations and agencies	45,353	-	45,353	-
Municipal bonds	15,021	-	15,021	-
Other equity securities	120	120	-	-
June 30, 2010:
Mortgage-backed securities	$57,238	$-	$57,238	$-
U.S. Government corporations and agencies	49,369	-	49,369	-
Municipal bonds	12,591	-	12,591	-
Other equity securities	129	129	-	-

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
September 30, 2010:
Other real estate owned	$297	$-	$297	$-
Impaired loans	17,942	-	17,942	-
June 30, 2010:
Other real estate owned	$297	$-	$297	$-
Impaired loans	13,854	-	13,854	-

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate or other observable market prices. Our policy is that fair values for these assets are based on current appraisals. In most cases, we maintain current appraisals for these items.

Investment securities available for sale at September 30, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$57,966	$522	$176	$58,312
U.S. Government corporations and agencies	45,053	300	-	45,353
Municipal bonds	14,455	567	1	15,021
Other equity securities	210	-	90	120
	$117,684	$1,389	$267	$118,806

Investment securities held to maturity at September 30, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$611	-	-	$611

Investment securities available for sale at June 30, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$56,669	$636	$67	$57,238
U.S. Government corporations and agencies	49,157	212	-	49,369
Municipal bonds	12,538	137	84	12,591
Other equity securities	211	-	82	129
	$118,575	$985	$233	$119,327

Investment securities held to maturity at June 30, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$631	-	-	$631

The mortgage-backed securities, callable bonds and municipal bonds available for sale have the following maturities at September 30, 2010:

	Amortized	Estimated
	cost	market value
	(In thousands)
Due or callable in one year or less	$33,009	$33,200
Due or callable in 1 - 5 years	70,009	70,466
Due or callable in 5 - 10 years	270	289
Due or callable in greater than 10 years	14,186	14,731
Total debt securities	$117,474	$118,686

All other securities available for sale at September 30, 2010 are saleable within one year.  The Bank held $611,000 and $631,000 in investment securities that are being held to maturity at September 30, 2010 and June 30, 2010, respectively.  The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of September 30, 2010 (dollars in thousands):

October 1, 2010 through June 30, 2011	$45
2012	68
2013	71
2014	74
2015	77
2016 and thereafter	276
$611

Gross proceeds on the sale of investment and mortgage-backed securities were $4.0 million and $0.5 million for the three month periods ended September 30, 2010 and 2009, respectively.  Gross realized gains for the three month periods ended September 30, 2010 and 2009 were $44,000 and $0, respectively.  Gross realized losses for the three month periods ended September 30, 2010 and 2009 were $0 and $12,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2010:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	21,110	176	-	-	21,110	176
Municipal bonds	516	1	-	-	516	1
Other equity securities	-	-	120	90	120	90
	$21,626	177	120	90	$21,746	267
Number of investments	9		1		10

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

9. GOODWILL AND INTANGIBLE ASSET

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

As a result of the acquisition, the Company originally recorded a core deposit intangible asset of $1,400,000 and goodwill of $3,130,000.  A purchase accounting adjustment was recorded during the three month period ended September 30, 2010 related to deferred tax balances that would have affected the measurement of the amounts recognized at the date of acquisition. This adjustment had the effect of reducing goodwill and increasing deferred taxes by $608,000.  As required pursuant to the guidance in FASB ASC 805, Business Combinations, this adjustment has been reflected in the Company’s consolidated statements of financial condition on a retrospective basis.

The following table indicates changes to the core deposit intangible asset and goodwill balances for the three month period ended September 30, 2010:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2010	$1,400	$2,522
Amortization	(104)	-
Balance at September 30, 2010	$1,296	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years.  Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of September 30, 2010:

October 1, 2010 through June 30, 2011	$207
2012	226
2013	179
2014	142
2015	118
2016 and thereafter	424
$1,296

10. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ (the “Codification” or “ASC”) Topic 310, Receivables, to improve the disclosures about the credit quality of an entity’s financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.

Existing disclosures are amended to require an entity to provide the following disclosures about its financing receivables on a disaggregated basis:
(1) A rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method;
(2) For each disaggregated ending balance in item (1) above, the related recorded investment in financing receivables;
(3) The nonaccrual status of financing receivables by class of financing receivables;
(4) Impaired financing receivables by class of financing receivables.

The amendments in the ASU also require an entity to provide the following additional disclosures about its financing receivables:
(1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;
(2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables;
(3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses;
(4) The nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and
(5)Significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segments.

The disclosures as of the end of a reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. As this ASU is disclosure-related only, we do not expect it to have an impact on our financial condition or results of operations.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of Loan Modification when the Loan is Part of a Pool that is Accounted for as a Single Asset (a consensus of the FASB Emerging Issues Task Force).  The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition.  ASU No. 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the interim period ending September 30, 2010, and the amendments are to be applied prospectively.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosure about Fair Value Measurements, under Topic 820, Fair value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3.  This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 became effective during the year ended June 30, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which becomes effective for the interim period ending September 30, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In October 2010, the FASB issued a proposed Accounting Standards Update (ASU), “Receivables (Topic 310):    Clarifications to Accounting for Troubled Debt Restructurings (“TDR”) by Creditors” to assist creditors in determining whether a modification is a TDR. Currently, there is diversity in practice in identifying loan modifications that constitute TDRs, particularly when determining whether a concession has been granted. The clarifications are proposed to be effective for interim and annual periods ending after June 15, 2011, and would be applied retrospectively to restructurings occurring on or after the beginning of the earliest period presented.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, changes in the quality or composition of the Company’s loan or investment portfolios, and the Company’s ability to successfully integrate assets, liabilities, customers, systems, and personnel of the three branches of Integra Bank it is acquiring into its operations and the Company’s ability to recognize revenue synergies and cost savings within expected time frames.  Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2010, which is available through the SEC’s website at www.sec.gov.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision (OTS), as an integral part of its examination process, periodically reviews our allowance for loan losses. This agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 5 of the notes to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2010.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (ASC) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. The Company applies the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of September 30, 2010 and June 30, 2010. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended September 30, 2010 and 2009, and had no accrued interest and penalties on the balance sheet as of September 30, 2010 and June 30, 2010. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2007.

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

Total assets were $499.1 million at September 30, 2010, compared to $492.1 million at June 30, 2010.  The increase is primarily due to a $12.4 million increase in cash, partially offset by a $4.1 million decrease in loans.  The increase in cash is the result of an increase in deposits and in loans sold to Freddie Mac in the current quarter.  The decrease in loans is a result of loans sold to Freddie Mac in the current quarter.

Total liabilities were $443.5 million at September 30, 2010, compared to $436.6 million at June 30, 2010.  The increase is a result of a $7.0 million increase in deposits.  The increase in deposits is attributable to an increase in municipal deposits reflecting the cyclical nature of such deposits, which are affected by the timing of receipt of tax revenues and spending for ongoing civil projects.

Total stockholders’ equity was $55.7 million at September 30, 2010, compared to $55.5 million at June 30, 2010.  The increase is primarily the result of an increase of $244,000 in unrealized gains on available for sale securities and net income of $271,000, partially offset by dividends paid of $351,000.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General. Net income increased $49,000 in the quarter ended September 30, 2010, compared to the prior year quarter.  This increase is primarily due to a $279,000 increase in net interest income and a $309,000 increase in noninterest income, partially offset by a $97,000 increase in the provision for loan loss and a $376,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $279,000, or 9.0%, to $3.4 million for the quarter ended September 30, 2010, as compared to $3.1 million for the prior year quarter.  The increase is the result of an increase in total loans and a decrease in the average interest rate paid on interest bearing liabilities from 1.99% to 1.50%, partially offset by an increase in total deposits and a decrease in the average rate earned on interest earning assets from 5.10% to 4.34%.  Changes in interest rates are reflective of changes in overall market rates.  Increases in loans and deposits are primarily due to the acquisition of three branches from Integra Bank on June 4, 2010.

The following table summarizes changes in interest income and interest expense for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,
	2010	2009	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,327	$4,161	4.0%
Investment and mortgage-backed securities	698	655	6.6
Other interest-earning assets	5	5	-
Total interest income	5,030	4,821	4.3

Interest expense:
NOW and money market deposit accounts	284	256	10.9
Passbook accounts	64	32	100.0
Certificates of deposit	1,265	1,387	(8.8)
Total interest-bearing deposits	1,613	1,675	(3.7)
FHLB advances	22	30	(26.7)
Total interest expense	1,635	1,705	(4.1)
Net interest income	$3,395	$3,116	9.0

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2010 and 2009.  For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only.  Yields are not presented on a tax equivalent basis.
	Three Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$307,300	$4,327	5.63%	$273,363	$4,161	6.09%
Investment and mortgage-backed securities	121,734	698	2.30	79,437	655	3.30
Other interest-earning assets	35,109	5	0.06	25,295	5	0.08
	464,143	5,030	4.34	378,095	4,821	5.10
Noninterest-earning assets	29,826			23,456
Total assets	$493,969			$401,551

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	$157,004	$284	0.72	$127,867	$256	0.80
Passbook accounts (1)	55,989	64	0.46	40,569	32	0.32
Certificates of deposit (1)	218,991	1,265	2.31	170,780	1,387	3.25
Total interest-bearing deposits	431,984	1,613	1.49	339,216	1,675	1.98
FHLB advances	2,708	22	3.25	3,708	30	3.24
Total interest-bearing liabilities	434,692	1,635	1.50	342,924	1,705	1.99
Noninterest-bearing liabilities	3,886			3,433
Total liabilities	438,578			346,357
Stockholders' equity	55,391			55,194
Total liabilities and stockholders' equity	$493,969			$401,551
Net interest income		$3,395			$3,116
Interest rate spread			2.84%			3.11%
Net interest margin (annualized)			2.93%			3.30%
Average interest-earning assets to average interest-bearing liabilities			106.78%			110.26%

(1) Includes municipal deposits

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses and provision for loan losses for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)

Allowance at beginning of period	$5,681	$4,213
Provision for loan losses	719	622
Charge offs:
One- to four-family residential real estate	155	-
Nonresidential real estate and land	-	-
Multifamily residential real estate	-	831
Consumer and other loans	66	17
Total charge-offs	221	848

Recoveries:
One- to four-family residential real estate	10	2
Nonresidential real estate and land	-	-
Multifamily residential real estate	-	5
Consumer and other loans	5	4
Total recoveries	15	11
Net charge-offs	206	837

Allowance at end of period	$6,194	$3,998

The provision for loan losses was $719,000 for the quarter ended September 30, 2010, compared to $622,000 for the same quarter in the prior year. On an ongoing basis, management evaluates the Bank’s allowance for loan loss for adequacy.  As part of this evaluation, management considers the amounts and types of loans, concentrations, the value of underlying collateral, current economic conditions, and other relevant information, such as the size of the overall portfolio.  Based upon this evaluation, management calculates the provision for loan loss in the current period.  The increase in the current year quarter is primarily attributable to an increase in nonperforming loans.  Nonperforming loans increased from $10.6 million at June 30, 2010 to $18.7 million at September 30, 2010, compared to a decrease in nonperforming loans from $6.0 million at June 30, 2009 to $4.0 million at September 30, 2009.    For further discussion of nonperforming loans see analysis on the following table.

For more information on how the Company reviews its allowance for loan losses and determines any necessary provision see, “Critical Accounting Policies – Allowance for Loan Losses.”

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At September 30, 2010	At June 30, 2010	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to-four-family	$3,115	$2,436	27.9%
Multi-family	8,219	5,245	56.7
Nonresidential real estate and land	6,763	2,738	147.0
Consumer and other loans	599	155	286.5
Total	18,696	10,574	76.8
Real estate owned	297	297	-
Total nonperforming assets	$18,993	$10,871	74.7
Total nonperforming loans to total loans	6.11%	3.42%	78.7
Total nonperforming loans to total assets	3.74%	2.15%	74.0
Total nonperforming assets to total assets	3.80%	2.21%	71.9

Nonperforming loans increased from $10.6 million at June 30, 2010 to $18.7 million at September 30, 2010, compared to a decrease in nonperforming loans from $6.0 million at June 30, 2009 to $4.0 million at September 30, 2009.  The increase in the current year is due to the addition of one $3.0 million multifamily real estate loan, ten one- to four- family mortgage loans totaling $798,000, and three commercial real estate loans, totaling $4.1 million.  The three commercial real estate loans are classified as troubled debt restructuring.  It is Bank policy to include, as nonaccrual loans, TDRs until a payment history of six months has been established.  Once a sufficient payment history is established, the loan classified as a TDR is no longer included in nonaccrual loans.  For further information on TDRs, see Note 7 to the Unaudited Consolidated Financial Statements above.  Management believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans.

Noninterest Income. The following table summarizes other income for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,
	2010	2009	% Change
	(Dollars in thousands)

Service charges	$601	$482	24.7%
Gain on sale of loans	227	86	164.0
Gain (loss) on sale of investments	44	(12)	466.7
Gain on sale of other real estate owned	2	-	100.0
Income from bank-owned life insurance	69	57	21.1
Other	52	73	(29.7)
Total	$995	$686	45.0

The increase in service charges is primarily due to an overall increase in deposits. The increase in gain on sale of loans is due to an increase in loans sold to Freddie Mac in the current quarter.

Noninterest Expense. The following table summarizes other expense for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,
	2010	2009	% Change
	(Dollars in thousands)
Compensation and employee benefits	$1,671	$1,471	13.6%
Premises and occupancy expense	309	276	12.0
Deposit insurance premium	228	220	3.6
Advertising expense	101	91	11.0
Data processing expense	84	56	50.0
ATM service fees	138	107	29.0
Provision for loss on sale of other real estate owned	-	100	(100.0)
Acquisition related expenses	38	-	100.0
Other operating expenses	682	554	23.1
Total	$3,251	$2,875	13.1

Noninterest expense increased $376,000, or 13.1%, to $3.3 million for the quarter ended September 30, 2010, from $2.9 million in the prior year quarter.  The increase is primarily the result of higher employee compensation expenses and intangible asset amortization in the current year quarter, partially offset by the absence of a provision for loss on the sale of real estate owned in the current year period compared to a $100,000 provision in the prior year quarter.  The increases in employee compensation expenses and intangible asset amortization are due to the Integra branch acquisition.

Income Taxes. The provision for income taxes was $149,000 for the quarter ended September 30, 2010 compared to $83,000 for the same period in 2009.  The increase in provision for income taxes is primarily the result of a 115,000 increase in income before income taxes.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $44.4 million at September 30, 2010 and $32.0 million at June 30, 2010. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $97.1 million at September 30, 2010 and $104.1 million at June 30, 2010. Total securities classified as available-for-sale were $118.8 million at September 30, 2010 and $119.3 million at June 30, 2010. In addition, at September 30, 2010 and June 30, 2010, we had the ability to borrow a total of approximately $72.5 million and $83.0 million, respectively, from the Federal Home Loan Bank of Indianapolis.

At September 30, 2010, we had $31.3 million in loan commitments outstanding, consisting of $3.5 million in mortgage loan commitments, $1.8 million in commercial loan commitments, $20.1 million in unused home equity lines of credit, $5.9 million in commercial lines of credit, and $743,000 in letters of credit outstanding.  At June 30, 2010, we had $38.7 million in loan commitments outstanding, consisting of $1.1 million in mortgage loan commitments, $4.3 million in commercial loan commitments, $26.6 million in unused home equity lines of credit, $5.8 million in commercial lines of credit, and $856,000 in letters of credit outstanding.  Certificates of deposit due within one year of September 30, 2010 totaled $149.4 million. This represented 67.6% of certificates of deposit at September 30, 2010. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under the FDIC’s regulatory framework for prompt corrective action at that date.

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2010:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2010 (unaudited)
Tier 1 capital to risk-weighted assets	$45,815	15.40%	$11,891	4.0%	$17,836	6.0%
Total capital to risk-weighted assets	48,968	16.46%	23,782	8.0%	29,727	10.0%
Tier 1 capital to adjusted total assets	45,815	9.31%	19,682	4.0%	24,603	5.0%
Tangible capital to adjusted total assets	45,815	9.31%	7,381	1.5%

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 15 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the SEC. We currently have no plans to engage in hedging activities in the future.

For the three months ended September 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2010. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision (OTS), presents the change in our net portfolio value at June 30, 2010, which is the most recent date for which data is available, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$59,161	$(1,993)	(3)%	11.86%	(22)bps
200	61,564	409	1%	12.25	16
100	61,698	543	1%	12.23	15
50	61,471	316	1%	12.17	8
0	61,155	-	-	12.08	-
(50)	60,045	(1,110)	(2)%	11.86	(22)
(100)	60,996	(159)	1%	12.01	(7)

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

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company’s common stock during the quarter ended September 30, 2010.

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

UNITED COMMUNITY BANCORP

Date: November 15, 2010	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer
and Treasurer