Form 10-Q
period 2010-12-31
United Community Bancorp
filed 2011-02-14
CIK 1344970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☐      No ☒

As of February 11, 2011, there were 7,845,554 shares of the registrant’s common stock outstanding, of which 4,655,200 shares were held by United Community MHC.

UNITED COMMUNITY BANCORP

Table of Contents

		Page No.
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition at December 31, 2010 and
	June 30, 2010	1

	Consolidated Statements of Income for the Three and Six Month Periods Ended
	December 31, 2010 and 2009	2

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Month
	Periods Ended December 31, 2010 and 2009	3

	Consolidated Statements of Cash Flows for the Six Month Periods Ended
	December 31, 2010 and 2009	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

Part I. Financial Information
Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	December 31, 2010	June 30, 2010
Assets

Cash and due from banks	$19,343	$32,023
Investment securities:
Securities available for sale - at estimated market value	66,034	62,089
Securities held to maturity - at amortized cost	611	631
Mortgage-backed securities available for sale - at estimated market value	74,660	57,238

Loans receivable, net	298,240	309,575
Loans available for sale	1,847	364
Property and equipment, net	7,584	7,513
Federal Home Loan Bank stock, at cost	2,008	2,016
Accrued interest receivable:
Loans	1,327	1,573
Investments and mortgage-backed securities	810	717
Other real estate owned, net	152	297
Cash surrender value of life insurance policies	7,247	7,109
Deferred income taxes	4,215	3,721
Goodwill	2,522	2,522
Intangible asset	1,183	1,400
Prepaid expenses and other assets	2,990	3,316
Total assets	$490,773	$492,104

Liabilities and Stockholders' Equity

Deposits	$429,808	$430,180
Advance from FHLB	2,333	2,833
Accrued interest on deposits	79	119
Accrued interest on FHLB advance	6	7
Advances from borrowers for payment of insurance and taxes	235	168
Accrued expenses and other liabilities	3,092	3,317
Total liabilities	435,553	436,624

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,845,554 shares outstanding at December 31, 2010
and June 30, 2010.	36	36
Additional paid-in capital	36,913	36,995
Retained earnings	28,195	28,048
Less shares purchased for stock plans	(2,895)	(3,042)
Treasury Stock, at cost - 618,446 shares at December 31, 2010
and June 30, 2010, respectively	(7,054)	(7,054)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	25	497

Total stockholders' equity	55,220	55,480

Total liabilities and stockholders' equity	$490,773	$492,104

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except share amounts)

	For the three months ended December 31,		For the six months ended December 31
	2010	2009	2010	2009
Interest income:
Loans	$4,354	$3,997	$8,681	$8,158
Investments and mortgage - backed securities	679	714	1,382	1,374
Total interest income	5,033	4,711	10,063	9,532
Interest expense:
Deposits	1,413	1,560	3,026	3,235
Borrowed funds	20	28	42	58
Total interest expense	1,433	1,588	3,068	3,293

Net interest income	3,600	3,123	6,995	6,239

Provision for loan losses	737	324	1,456	946

Net interest income after
provision for loan losses	2,863	2,799	5,539	5,293

Other income:
Service charges	606	514	1,207	996
Gain on sale of loans	215	110	442	196
Gain on sale of investments	-	51	44	39
Gain (loss) on sale of other real estate owned	(27)	-	(25)	20
Income from Bank Owned Life Insurance	70	82	139	139
Other	109	185	161	238
Total other income	973	942	1,968	1,628

Other expense:
Compensation and employee benefits	1,687	1,441	3,358	2,912
Premises and occupancy expense	336	278	645	554
Deposit insurance premium	180	193	408	413
Advertising expense	117	85	218	176
Data processing expense	96	64	180	120
ATM service fees	125	110	263	217
Provision for loss on sale of real estate owned	-	200	-	300
Acquisition expense	-	-	38	-
Other operating expenses	663	698	1,345	1,252
Total other expense	3,204	3,069	6,455	5,944

Income before income tax provision	632	672	1,052	977

Income tax provision	53	196	202	279

Net income	$579	$476	$850	$698

Basic and diluted earnings per share	$0.08	$0.06	$0.11	$0.09

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the three months		For the six months
	ended December 31,		December 31,
	2010	2009	2010	2009

Net income	$579	$476	$850	$698

Other comprehensive loss, net of tax
Unrealized loss on available for sale securities	(716)	(528)	(445)	(61)

Reclassification adjustment for gains on
available for sale securities included in income	-	(31)	(27)	(23)

Total comprehensive income (loss)	$(137)	$(83)	$378	$614

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	(Unaudited)
	Six months ended
	December 31,
(In thousands)	2010	2009
Operating activities:
Net income	$850	$698
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	266	231
Provision for loan losses	1,456	946
Provision for loss on sale of real estate acquired through
foreclosure	-	300
Deferred loan origination costs	(40)	(5)
Amortization of premium on investments	509	(24)
Proceeds from sale of loans	13,835	17,376
Loans disbursed for sale in the secondary market	(14,876)	(15,427)
Gain on sale of loans	(442)	(196)
Amortization of intangible asset	217	-
Amortization of acquisition-related loan yield discount	(124)	-
Amortization of acquisition-related credit risk discount	(102)	-
Amortization of acquisition-related CD yield adjustment	(72)	-
(Gain) loss on the sale of available for sale securities	(44)	(39)
ESOP shares committed to be released	(44)	72
Stock-based compensation expense	109	189
Deferred income taxes	(252)	36
(Gain) loss on sale of other real estate owned	25	(20)
Effects of change in operating assets and liabilities:
Accrued interest receivable	153	24
Prepaid expenses and other assets	326	(1,669)
Accrued interest on deposits	(40)	(3)
Accrued expenses and other	(226)	(250)

Net cash provided by operating activities	1,484	2,239

Investing activities:
Proceeds from maturity of available for sale investment securities	5,302	4,890
Proceeds from the sale of available for sale investment securities	4,044	3,498
Proceeds from maturity of held to maturity investment securities	20	-
Proceeds from the sale of mortgage-backed securities	-	5,350
Proceeds from repayment of mortgage-backed securities
available for sale	8,729	4,554
Proceeds from sale of other real estate owned	180	1,759
Proceeds from sale of Federal Home Loan Bank stock	8	-
Purchases of available for sale investment securities	(15,143)	(8,713)
Purchases of mortgage-backed securities	(25,479)	(17,670)
Increase in cash surrender value of life insurance	(139)	(140)
Net increase (decrease) in loans	10,085	(71)
Capital expenditures	(337)	(258)

Net cash used in investing activities	(12,730)	(6,801)

Financing activities:
Net decrease in deposits	(300)	(2,699)
Repayments of Federal Home Loan Bank advances	(500)	(500)
Dividends paid to stockholders	(701)	(545)
Repurchases of common stock	-	(73)
Net increase (decrease) in advances from borrowers for payment
of insurance and taxes	67	(9)

Net cash used in financing activities	(1,434)	(3,826)

Net decrease in cash and cash equivalents	(12,680)	(8,388)

Cash and cash equivalents at beginning of period	32,023	27,004

Cash and cash equivalents at end of period	$19,343	$18,616

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  No other adjustments have been included.  The results for the three and six month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2010, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2010.  The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of December 31, 2010 and June 30, 2010, the ESOP owned 202,061 and 230,897 shares, respectively, of the Company's common stock, which were held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three and six month periods ended December 31, 2010 and 2009, 346,304  outstanding stock option awards were excluded from the computation of diluted weighted average outstanding shares as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Basic weighted average outstanding shares	7,631,858	7,608,208	7,631,858	7,610,139
Effect of dilutive stock options	-	-	-	-
Diluted weighted average outstanding shares	7,631,858	7,608,208	7,631,858	7,610,139

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

5. DIVIDENDS – On July 22, 2010 and October 28, 2010, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.11 per share.  United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends.  The dividends were paid on August 31, 2010 and November 30, 2010, respectively.  Accordingly, cash dividends, net of unvested shares held in ESOP, of $701,000 were paid to shareholders during the six month period ended December 31, 2010.

6. SUPPLEMENTAL CASH FLOW INFORMATION
	Six Months Ended
	December 31,
	2010	2009
	(In thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net of refunds received	$682	$-
Interest	$3,109	$3,296

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities
designated as available for sale, net of tax	$(472)	$(84)
Transfers of loans to other real estate owned	$60	$888

7.  TROUBLED DEBT RESTRUCTURINGS - From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring (TDR) when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. However, TDRs are also considered to be impaired, except for those that have been performing under the new terms for at least six consecutive months.  TDRs are accounted for as set forth in ASC 310 Receivables (“ASC 310”).  A TDR may be on non-accrual or it may accrue interest.  A TDR is typically on non-accrual until the borrower successfully performs under the new terms for six consecutive months.  However, a TDR may be placed on accrual immediately following the TDR in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.

Existing performing loan customers who request loan a (non-TDR) modification and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.

At December 31, 2010, the Bank had nineteen loans totaling $20.1 million that qualified as TDRs, and has reserved for losses on these loans for $2.0 million. At December 31, 2010, the Bank had no other commitments to lend on its TDRs. At June 30, 2010, the Bank had thirteen loans totaling $9.0 million that qualified as TDRs, and has reserved for losses on these loans for $1.8 million.  Management continues to monitor the performance of loans classified as TDRs, and does not anticipate any additional losses on TDRs at December 31, 2010.

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

Off-balance sheet items

Carrying value is a reasonable estimate of fair value.  These instruments are generally variable rate or short-term in nature, with minimal fees charged.  Off-balance sheet items at December 31, 2010 are comprised solely of loan commitments.

Fair value of financial instruments

The estimated fair values of the Company's financial instruments at December 31, 2010 and June 30, 2010 are as follows:

	December 31, 2010		June 30, 2010
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$19,343	$19,343	$32,023	$32,023
Investment securities available for sale	66,034	66,034	62,089	62,089
Investment securities held to maturity	611	611	631	631
Mortgage-backed securities	74,660	74,660	57,238	57,238
Loans receivable and loans receivable held for sale	300,087	294,234	309,939	304,943
Accrued interest receivable	2,137	2,137	2,290	2,290
Investment in FHLB stock	2,008	2,008	2,016	2,016

Financial liabilities:
Deposits	$429,808	$431,508	$430,180	432,091
Accrued interest payable	85	85	126	126
FHLB advance	2,333	2,387	2,833	2,904

Off balance-sheet items	$-	$-	$-	$-

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2010:
Mortgage-backed securities	$74,660	$-	$74,660	$-
U.S. Government corporations and agencies	50,608	-	50,608	-
Municipal bonds	15,302	-	15,302	-
Other equity securities	124	124	-	-

June 30, 2010:
Mortgage-backed securities	$57,238	$-	$57,238	$-
U.S. Government corporations and agencies	49,369	-	49,369	-
Municipal bonds	12,591	-	12,591	-
Other equity securities	129	129	-	-

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2010:
Other real estate owned	$152	$-	$152	$-
Loans available for sale	1,847	-	1,847	-
Impaired loans	24,455	-	24,455	-
June 30, 2010:
Other real estate owned	$297	-	$297	-
Loans available for sale	364	-	364	-
Impaired loans	13,854	-	13,854	-

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate or other observable market prices. Our policy is that fair values for these assets are based on current appraisals. We generally maintain current appraisals for these items.

Investment securities available for sale at December 31, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$74,257	$631	$228	$74,660

U.S. Government corporations and agencies	50,454	172	18	50,608
Municipal bonds	15,736	16	450	15,302
Other equity securities	211	-	87	124
	$140,658	$819	$783	$140,694

Investment securities held to maturity at December 31, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$611	-	-	$611

Investment securities available for sale at June 30, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$56,669	$636	$67	$57,238

U.S. Government corporations and agencies	49,157	212	-	49,369
Municipal bonds	12,538	137	84	12,591
Other equity securities	211	-	82	129
	$118,575	$985	$233	$119,327

Investment securities held to maturity at June 30, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$631	-	-	$631

The mortgage-backed securities, U.S. Government agency bonds and municipal bonds available for sale have the following maturities at December 31, 2010:
	Amortized	Estimated
	cost	market value
	(In thousands)
Due or callable in one year or less	$38,150	$38,282
Due or callable in 1 - 5 years	86,560	86,986
Due or callable in 5 - 10 years	1,039	1,025
Due or callable in greater than 10 years	14,698	14,277
Total debt securities	$140,447	$140,570

All other securities available for sale at December 31, 2010 are saleable within one year.  The Bank held $611,000 and $631,000 in investment securities that are being held to maturity at December 31, 2010 and June 30, 2010, respectively.  The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of December 31, 2010 (in thousands):

January 1, 2011 through June 30, 2011	$45
2012	68
2013	71
2014	74
2015	77
2016 and thereafter	276
$611

Gross proceeds on the sale of investment and mortgage-backed securities were $0 and $8.3 million for the three month periods ended December 31, 2010 and 2009, respectively.  Gross realized gains for the three month periods ended December 31, 2010 and 2009 were $0 and $129,000, respectively.  Gross realized losses for the three month periods ended December 31, 2010 and 2009 were $0 and $77,000, respectively.

Gross proceeds on the sale of investment and mortgage-backed securities were $4.0 million and $8.8 million for the six month periods ended December 31, 2010 and 2009, respectively.  Gross realized gains for the six month periods ended December 31, 2010 and 2009 were $44,000 and $129,000, respectively.  Gross realized losses for the six month periods ended December 31, 2010 and 2009 were $0 and $90,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at December 31, 2010:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$35,687	$228	$-	$-	$35,687	$228
U.S. Government corporations and agencies	3,680	18	-	-	3,680	18
Municipal bonds	12,833	450	-	-	12,833	450
Other equity securities	-	-	124	87	124	87
	$52,200	$696	$124	$87	$52,324	$783
Number of investments	44		1		45

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the six month period ended December 31, 2010:

	Core Deposit Intangible	Goodwill
	(dollars in thousands)

Balance at June 30, 2010	$1,400	$2,522
Amortization	(217)	-
Balance at December 31, 2010	$1,183	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years.  Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of December 31, 2010:

January 1, 2011 through June 30, 2011	$94
2012	226
2013	179
2014	142
2015	118
2016 and thereafter	424
$1,183

10.  DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable
For the six months ended December 31, 2010

	Mortgage	Consumer	One- to four-family nonowner occupied	Multi- family nonowner occupied	Non- residential real estate	Construction	Land	Commercial	Total

Allowance for Credit Losses:
Beginning Balance:	$439	$908	$(20)	$2,863	$1,256	$4	$10	$221	$5,681
Charge offs	(188)	(105)	-	-	(206)	-	-	(38)	$(537)
Recoveries	17	11	-	-	1	-	-	-	$29
Provision	547	184	73	259	345	9	22	17	$1,456
Reclassified from credit risk allowance on acquired loans	55	-	-	-	-	-	-	-	$55
Ending Balance:	$870	$998	$53	$3,122	$1,396	$13	$32	$200	$6,684

Balance, Individually Evaluated	$217	$706	$-	$2,658	$-	$-	$-	$-	$3,581

Balance, Collectively Evaluated	$653	$199	$53	$464	$1,396	$13	$32	$200	$3,010

Balance, Loans acquired with deteriorated credit quality	$-	$93	$-	$-	$-	$-	$-	$-	$93

Financing receivables:
Ending Balance	$116,038	$43,651	$14,264	$48,215	$71,806	$1,549	$3,901	$6,729	$306,153

Ending Balance: individually evaluated for impairment	$1,348	$776	$980	$13,614	$9,033	$-	$-	$-	$25,751

Ending Balance: collectively evaluated for impairment	$100,096	$33,502	$12,371	$34,018	$54,190	$1,549	$3,901	$3,303	$242,930

Ending Balance: loans acquired with deteriorated credit quality	$14,594	$9,373	$913	$583	$8,583	$-	$-	$3,426	$37,472

The following table illustrates certain disclosures required by ASC 310-10-50-29(b).

Credit Risk Profile by Internally Assigned Grade

	Mortgage	Consumer	One- to four-family nonowner occupied	Multi-family nonowner occupied	Non- residential real estate	Construction	Land	Commercial	Total
Grade:

Pass	$111,533	$42,121	$11,976	$33,917	$56,109	$1,549	$1,173	$6,454	$264,832
Special mention	853	89	979	2,973	7,291	-	-	241	12,426
Substandard	3,435	819	1,100	9,975	8,129	-	2,698	34	26,190
Doubtful	-	-	-	-	-	-	-	-	-
Loss	217	622	209	1,350	277	-	30	-	2,705

Total:	$116,038	$43,651	$14,264	$48,215	$71,806	$1,549	$3,901	$6,729	$306,153

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable

Mortgage	$2,370	$1,276	$1,628	$5,274	$110,764	$116,038
Consumer	260	43	724	1,027	42,624	43,651
One- to four-family nonowner occupied	328	-	302	630	13,634	14,264
Multi-family nonowner occupied	1,983	681	12,233	14,897	33,318	48,215
Non-residential real estate	2,808	546	5,207	8,561	63,245	71,806
Construction	-	-	-	-	1,549	1,549
Land	-	-	-	-	3,901	3,901
Commercial	22	-	-	22	6,707	6,729
Total	$7,771	$2,546	$20,094	$30,411	$275,742	$306,153

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans
For the six months ended December 31, 2010

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
Mortgage	$1,132	$1,349	$(217)	$10
Consumer	230	936	(706)	-
One- to four-family nonowner occupied	771	980	(209)	9
Multi-family nonowner occupied	10,777	12,157	(1,380)	135
Non-residential real estate	7,964	9,033	(1,069)	173
Construction	-	-	-	-
Land	-	-	-	-
Commercial	-	-	-	-
Total	$20,874	$24,455	$(3,581)	$327

The Bank did not have any impaired loans with no specific allowance or any investment in subprime loans at December 31, 2010.

11. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB issued ASU 2011-1, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”, which delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 in order to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Management is currently evaluating the impact, if any, that the adoption of the remaining amendments will have on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, "Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses."  The purpose of this Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them. This guidance became effective during the three month period ended December 31, 2010, with the exception of certain disclosures which include information for activity that occurs during a reporting period (activity in the allowance for credit losses and modifications of financing receivables) which will be effective for the first interim or annual period beginning after December 15, 2010.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of Loan Modification when the Loan is Part of a Pool that is Accounted for as a Single Asset (a consensus of the FASB Emerging Issues Task Force).  The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition.  ASU No. 2010-18 became effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the interim period ending September 30, 2010, and the amendments are to be applied prospectively.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Item 2.  Management Discussion and Analysis

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, changes in the quality or composition of the Company’s loan or investment portfolios, and the Company’s ability to successfully integrate assets, liabilities, customers, systems, and personnel of the three branches of Integra Bank it is acquiring into its operations and the Company’s ability to recognize revenue synergies and cost savings within expected time frames.  Additionally, other risks and uncertainties may be described in the reports the Company files with the SEC, including the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2010, which are available through the SEC’s website at www.sec.gov.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses and deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision (OTS), as an integral part of its examination process, periodically reviews our allowance for loan losses. This agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see Note 10 included in this Form 10-Q and Notes 1 and 5 of the notes to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2010.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (ASC) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. The Company applies the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of December 31, 2010 and June 30, 2010. The Company recognized no interest and penalties on the underpayment of income taxes during the three or six month periods ended December 31, 2010 and 2009, and had no accrued interest and penalties on the balance sheet as of December 31, 2010 and June 30, 2010. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2007.

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

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

Total assets were $490.8 million at December 31, 2010, compared to $492.1 million at June 30, 2010.  The decrease is primarily due to a $12.7 million decrease in cash, an $11.3 million decrease in loans receivable, partially offset by a $21.3 million increase in investment securities.   The decrease in loans receivable is primarily the result of more loans being sold to Freddie Mac in the current period.  The increase in investments in the current period was funded by proceeds from the sales of loans and cash.

Total liabilities were $435.6 million at December 31, 2010, compared to $436.6 million at June 30, 2010.

Total stockholders’ equity was $55.2 million at December 31, 2010, compared to $55.5 million at June 30, 2010.  The decrease is primarily the result of a $472,000 unrealized loss on available for sale securities and dividends paid of $701,000, partially offset by net income during the six month period ended December 31, 2010 of $850,000.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2010 and 2009

General. Net income was $579,000 for the three months ended December 31, 2010, compared to net income of $476,000 for the three months ended December 31, 2009.  Net income was $850,000 for the six months ended December 31, 2010, compared to net income of $698,000 for the six months ended December 31, 2009.

The following table summarizes changes in interest income and interest expense for the three and six months ended December 31, 2010 and 2009.

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Interest income:
Loans	$4,354	$3,997	8.9%	$8,681	$8,158	6.4%
Investment and mortgage backed securities	672	711	(5.5)	1,370	1,368	0.1
Other interest-earning assets	7	3	133.3	12	6	100.0
Total interest income	5,033	4,711	6.8	10,063	9,532	5.6

Interest expense:
NOW and money market deposit accounts	199	197	1.0	483	454	6.4
Passbook accounts	71	33	115.2	135	65	107.7
Certificates of deposit	1,143	1,330	(14.1)	2,408	2,716	(11.3)
Total interest-bearing deposits	1,413	1,560	(9.4)	3,026	3,235	(6.5)
FHLB advances	20	28	(28.6)	42	58	(27.6)
Total interest expense	1,433	1,588	(9.8)	3,068	3,293	(6.8)
Net interest income	$3,600	$3,123	15.3	$6,995	$6,239	12.1

Net Interest Income. Net interest income increased $477,000, or 15.3%, in the quarter ended December 31, 2010, as compared to the prior year quarter.  The increase in net interest income is primarily the result of an increase in interest-earning assets, partially offset by the increase in interest-bearing liabilities resulting from the acquisition of three branches from Integra Bank in June, 2010.

Net interest income increased $756,000, or 12.1%, in the six months ended December 31, 2010, as compared to the same period in the prior year.  The increase in net interest income is also primarily attributable to the previously mentioned acquisition of three branches.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2010 and 2009.  For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only.  Yields are not presented on a tax equivalent basis.
	Three Months Ended December 31,						Six Months Ended December 31,
	2010			2009			2010			2009
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$303,304	$4,354	5.74%	$271,979	$3,997	5.88%	$305,231	$8,681	5.69%	$272,664	$8,158	5.98%
Investment and mortgage backed securities	126,960	672	2.12	82,727	711	3.44	125,052	1,370	2.19	80,888	1,368	3.38
Other interest-earning assets	42,857	7	0.07	28,814	3	0.04	38,203	12	0.06	27,442	6	0.04
	473,121	5,033	4.26	383,520	4,711	4.91	468,486	10,063	4.30	380,994	9,532	5.00
Noninterest-earning assets	29,439			23,658			29,655			23,545
Total assets	$502,560			$407,178			498,141			$404,539

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	157,909	199	0.50	122,260	197	0.64	157,610	483	0.61	125,723	454	0.72
Passbook accounts (1)	62,994	71	0.45	41,095	33	0.32	59,477	135	0.45	40,881	65	0.32
Certificates of deposit (1)	219,526	1,143	2.08	181,580	1,330	2.93	218,980	2,408	2.20	175,645	2,716	3.09
Total interest-bearing deposits	440,429	1,413	1.28	344,935	1,560	1.81	436,067	3,026	1.39	342,249	3,235	1.89
FHLB advances	2,458	20	3.25	3,458	28	3.24	2,584	42	3.25	3,583	58	3.24
Total interest-bearing liabilities	442,887	1,433	1.29	348,393	1,588	1.82	438,651	3,068	1.40	345,832	3,293	1.90
Noninterest bearing liabilities	3,894			3,233			3,919			3,366
Total liabilities	446,781			351,626			442,570			349,198
Stockholders' equity	55,779			55,552			55,571			55,341
Total liabilities and stockholders' equity	$502,560			$407,178			$498,141			$404,539
Net interest income		$3,600			$3,123			$6,995			$6,239
Interest rate spread			2.97%			3.09%			2.90%			3.10%
Net interest margin (annualized)			3.04%			3.26%			2.99%			3.28%
Average interest-earning assets to average interest-bearing liabilities			106.83%			110.08%			106.80%			110.17%
1) Includes municipal deposits

Provision for Loan Losses.   The provision for loan losses was $737,000 for the three months ended December 31, 2010 compared to $324,000 for the three months ended December 31, 2009. The provision for loan loss for the six months ended December 31, 2010 was $1.5 million, compared to $946,000 for the same period in the prior year.  The increase in the provision for loan losses is the result of Management’s assessment of the potential impact of a weak economy on the loan portfolio.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31, 2010	At June 30, 2010	% Change
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$3,178	$2,436	30.5%
Multifamily	13,614	5,245	159.6
Nonresidential real estate and land	6,076	2,738	121.9
Consumer and other loans	585	155	277.4
Total	23,453	10,574	121.8
Real estate and other assets owned	152	297	(48.8)
Total nonperforming assets	$23,605	$10,871	117.1
Total nonperforming loans to total loans	7.87%	3.42%	130.1
Total nonperforming loans to total assets	4.78%	2.15%	122.3
Total nonperforming assets to total assets	4.81%	2.21%	117.6

On an ongoing basis, Management evaluates the Bank’s allowance for loan loss for adequacy.  As part of this evaluation, Management considers the amounts and types of loans, concentrations, the value of underlying collateral, current economic conditions, and other relevant information, such as the size of the overall portfolio.  Based upon this evaluation, Management calculates the provision for loan loss in the current period.  The increase in the current year is primarily the result of the increase in balances in nonperforming loans from June 30, 2010 to December 31, 2010.  During this period, nonperforming loans increased from $10.6 million to $23.5 million, compared to a decrease of $2.0 million in nonperforming loans from $6.0 million to $4.0 million for the same period in the prior year.  However, nonperforming loans as a percentage of total loans increased by 28.8% for the quarter ended December 31, 2010, compared to 78.7% for the quarter ended September 30, 2010.  The increase in nonperforming loans is primarily the result of an increase in troubled debt restructurings from $9.0 million at June 30, 2010 to $20.1 million at December 31, 2010.  The increase is due to the addition of six loans covering two loan relationships.  For one relationship, two of the loans are for apartment buildings and one loan is for a mobile home park.  For the other relationship, all three loans are for retail shopping centers.  As of December 31, 2010, Management believes there is collateral securing these loans as well as adequate reserves established for these loans to cover any losses that may result from these nonperforming loans.  Once a sufficient payment history is established, the loan continues to be classified as a TDR and is no longer included in nonaccrual loans.

Other Income. The following table summarizes other income for the three and six months ended December 31, 2010 and 2009.

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)

Service charges	$606	$514	17.9%	$1,207	$996	21.2%
Gain on sale of loans	215	110	95.5	442	196	125.5
Gain on sale of investments	-	51	(100.0)	44	39	12.8
Gain (loss) on other real estate owned	(27)	-	(100.0)	(25)	20	(225.0)
Income from Bank Owned Life Insurance	70	82	(14.6)	139	139	-
Other	109	185	(41.1)	161	238	(32.4)
Total	$973	$942	3.3	$1,968	$1,628	20.9

The increase in noninterest income is primarily the result of the previously mentioned acquisition of three branches and an increase in loans sold to Freddie Mac.

Other Expense. The following table summarizes other expense for the three and six months ended December 31, 2010 and 2009.

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)

Compensation and employee benefits	$1,687	$1,441	17.1%	$3,358	$2,912	15.3%
Premises and occupancy expense	336	278	20.9	645	554	16.4
Deposit insurance premium	180	193	(6.7)	408	413	(1.2)
Advertising expense	117	85	37.6	218	176	23.9
Data processing expense	96	64	50.0	180	120	50.0
ATM Service fees	125	110	13.6	263	217	21.2
Provision for loss on the sale of other real estate owned	-	200	(100.0)	-	300	(100.0)
Acquisition expense	-	-	-	38	-	100.0
Other	663	698	(5.0)	1,345	1,252	7.4
Total	$3,204	$3,069	4.4	$6,455	$5,944	8.6

The increase in noninterest expenses is primarily the result of the previously mentioned acquisition of three branches.

Income Taxes. Income tax expense decreased to $53,000 for the three months ended December 31, 2010 from $196,000 for the three months ended December 31, 2009.  Income tax expense decreased to $202,000 for the six months ended December 31, 2010, compared to $279,000 for the same period in 2009.  The decrease in expense for the three and six month periods is primarily due to the receipt of a prior period state tax refund during the current period.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $19.3 million at December 31, 2010 and $32.0 million at June 30, 2010. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $88.4 million at December 31, 2010 and $104.1 million at June 30, 2010. Total securities classified as available-for-sale were $140.7 million at December 31, 2010 and $119.3 million at June 30, 2010. In addition, at December 30, 2010 and June 30, 2010, we had the ability to borrow a total of approximately $72.5 million and $83.0 million, respectively, from the Federal Home Loan Bank of Indianapolis.

At December 31, 2010, we had $27.9 million in loan commitments outstanding, consisting of $1.9 million in mortgage loan commitments, $162,000 in commercial loan commitments, $19.5 million in unused home equity lines of credit, $5.5 million in commercial lines of credit, $171,000 in undisbursed balances on construction loans, and $713,000 in letters of credit outstanding.  At June 30, 2010, we had $38.7 million in loan commitments outstanding, consisting of $1.1 million in mortgage loan commitments, $4.3 million in commercial loan commitments, $26.6 million in unused home equity lines of credit, $5.8 million in commercial lines of credit, and $856,000 in letters of credit outstanding.  Certificates of deposit due within one year of December 31, 2010 totaled $147.5 million. This represented 67.9% of certificates of deposit at December 31, 2010. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under the FDIC’s regulatory framework for prompt corrective action at that date.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2010:
					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Tier 1 capital to risk-weighted assets	46,518	15.75%	11,815	4%	17,723	6%
Total capital to risk-weighted assets	49,621	16.80%	23,631	8%	29,538	10%
Tier 1 capital to adjusted total assets	46,518	9.61%	19,369	4%	24,211	5%
Tangible capital to adjusted total assets	46,518	9.61%	7,263	1.5%

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

For the six months ended December 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision (OTS), presents the change in our net portfolio value at September 30, 2010, which is the most recent date for which data is available, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change:

Basic Point (“bp”)	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$49,223	$(5,226)	(10)%	9.93%	(81	)bps
200	52,842	(1,607)	(3)%	10.55%	(19)
100	53,952	(498)	(1)%	10.70%	(4)
50	54,133	(317)	(1)%	10.71%	(3)
0	54,449	-	-	10.74%	-
(50)	55,051	601	1%	10.82%	8
(100)	55,150	700	1%	10.83%	9

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

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company’s common stock during the six month period ended December 31, 2010.

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

UNITED COMMUNITY BANCORP

Date: February 14, 2011	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: February 14, 2011	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer
and Treasurer