Form 10-Q
period 2011-03-31
United Community Bancorp
filed 2011-05-23
CIK 1344970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐         No ☒

As of May 4, 2011, there were 7,842,382 shares of the registrant’s common stock outstanding, of which 4,655,200 shares were held by United Community MHC.

UNITED COMMUNITY BANCORP

Part I. Financial Information
Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	March 31, 2011	June 30, 2010
Assets

Cash and due from banks	$28,182	$32,023
Investment securities:
Securities available for sale - at estimated market value	42,987	62,089
Securities held to maturity - at amortized cost	564	631
Mortgage-backed securities available for sale - at estimated market value	84,051	57,238

Loans receivable, net	289,644	309,575
Loans available for sale	382	364

Property and equipment, net	7,515	7,513
Federal Home Loan Bank stock, at cost	2,008	2,016
Accrued interest receivable:
Loans	1,347	1,573
Investments and mortgage-backed securities	581	717
Other real estate owned, net	179	297
Cash surrender value of life insurance policies	7,315	7,109
Deferred income taxes	3,076	3,721
Goodwill	2,522	2,522
Intangible asset	1,072	1,400
Prepaid expenses and other assets	4,543	3,316
Total assets	$475,968	$492,104

Liabilities and Stockholders' Equity

Deposits	$416,909	$430,180
Advance from FHLB	2,083	2,833
Accrued interest on deposits	50	119
Accrued interest on FHLB advance	4	7
Advances from borrowers for payment of insurance and taxes	394	168
Accrued expenses and other liabilities	3,132	3,317
Total liabilities	422,572	436,624

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,840,382 shares outstanding at March 31, 2011 and 8,464,000 shares issued and 7,845,554 shares outstanding at
June 30, 2010	36	36
Additional paid-in capital	36,860	36,995
Retained earnings	26,192	28,048
Less shares purchased for stock plans	(2,835)	(3,042)
Treasury Stock, at cost - 623,618 shares at March 31, 2011
and 618,446 shares at June 30, 2010	(7,091)	(7,054)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	234	497

Total stockholders' equity	53,396	55,480

Total liabilities and stockholders' equity	$475,968	$492,104

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share amounts)

	For the three months ended March 31,		For the nine months ended March 31
	2011	2010	2011	2010
Interest income:
Loans	$4,140	$4,068	$12,821	$12,226
Investments and mortgage - backed securities	736	648	2,118	2,022
Total interest income	4,876	4,716	14,939	14,248
Interest expense:
Deposits	1,273	1,516	4,299	4,751
Borrowed funds	13	26	55	84
Total interest expense	1,286	1,542	4,354	4,835

Net interest income	3,590	3,174	10,585	9,413

Provision for loan losses	3,971	451	5,427	1,397

Net interest income (loss) after
provision for loan losses	(381)	2,723	5,158	8,016

Other income:
Service charges	558	446	1,765	1,442
Gain on sale of loans	18	50	460	246
Gain on sale of investments	88	114	132	153
Gain (loss) on sale of other real estate owned	-	25	(25)	25
Income from Bank Owned Life Insurance	68	70	207	209
Other	63	44	224	302
Total other income	795	749	2,763	2,377

Other expense:
Compensation and employee benefits	1,593	1,411	4,951	4,323
Premises and occupancy expense	346	268	991	822
Deposit insurance premium	199	214	607	627
Advertising expense	56	67	274	243
Data processing expense	276	238	839	666
Provision for loss on sale of real estate owned	-	97	-	397
Acquisition expense	-	226	38	226
Other operating expenses	479	387	1,704	1,548
Total other expense	2,949	2,908	9,404	8,852

Income (loss) before income tax provision	(2,535)	564	(1,483)	1,541

Income tax provision (benefit)	(814)	214	(612)	493

Net income (loss)	$(1,721)	$350	$(871)	$1,048

Basic and diluted earnings (loss) per share	$(0.23)	$0.05	$(0.11)	$0.14

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2011	2010	2011	2010

Net income (loss)	$(1,721)	$350	$(871)	$1,048

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities	267	375	(178)	314

Reclassification adjustment for gains on available for
sale securities included in income	(58)	(73)	(85)	(96)

Total comprehensive income (loss)	$(1,512)	$652	$(1,134)	$1,266

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	(Unaudited)
	Nine months ended
	March 31,
(In thousands)	2011	2010
Operating activities:
Net income (loss)	$(871)	$1,048
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	406	348
Provision for loan losses	5,427	1,397
Provision for loss on sale of real estate acquired through
foreclosure	-	397
Deferred loan origination costs	53	(63)
Amortization of premium on investments	1,083	(105)
Proceeds from sale of loans	19,631	22,622
Loans disbursed for sale in the secondary market	(19,189)	(20,183)
Gain on sale of loans	(460)	(246)
Amortization of intangible asset	328	-
Amortization of acquisition-related loan yield discount	(124)	-
Amortization of acquisition-related credit risk discount	(102)	-
Amortization of acquisition-related CD yield adjustment	(86)	-
Gain on the sale of available for sale securities	(132)	(153)
ESOP shares committed to be released	(62)	99
Stock-based compensation expense	133	244
Deferred income taxes	746	25
(Gain) loss on sale of other real estate owned	25	(25)
Effects of change in operating assets and liabilities:
Accrued interest receivable	362	(94)
Prepaid expenses and other assets	(1,227)	(834)
Accrued interest payable	(72)	(6)
Accrued expenses and other	(188)	(80)

Net cash provided by operating activities	5,681	4,391

Investing activities:
Proceeds from maturity of available for sale investment securities	25,802	13,640
Proceeds from the sale of available for sale investment securities	10,004	3,537
Proceeds from maturity of held to maturity investment securities	67	44
Proceeds from the sale of mortgage-backed securities	19,661	8,049
Proceeds from repayment of mortgage-backed securities
available for sale	13,147	7,165
Proceeds from sale of other real estate owned	273	2,215
Proceeds from sale of Federal Home Loan Bank stock	8	-
Purchases of available for sale investment securities	(18,402)	(33,029)
Purchases of mortgage-backed securities	(59,274)	(32,589)
Increase in cash surrender value of life insurance	(206)	(209)
Net increase (decrease) in loans	14,497	(631)
Capital expenditures	(408)	(393)

Net cash provided by (used in) investing activities	5,209	(32,201)

Financing activities:
Net increase (decrease) in deposits	(13,185)	39,118
Repayments of Federal Home Loan Bank advances	(750)	(750)
Dividends paid to stockholders	(985)	(840)
Repurchases of common stock	(37)	(80)
Net increase in advances from borrowers for payment
of insurance and taxes	226	98

Net cash provided by (used in) financing activities	(14,731)	37,546

Net increase (decrease) in cash and cash equivalents	(3,841)	9,736

Cash and cash equivalents at beginning of period	32,023	27,004

Cash and cash equivalents at end of period	$28,182	$36,740

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION – United Community Bancorp (the “Company”), a Federally-chartered corporation, is the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank.  The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006.  United Community MHC (the “MHC”), a Federally-chartered corporation, is the mutual holding company parent of the Company.  The MHC owns approximately 59% of the Company’s outstanding common stock and because the Company is in the mutual holding company structure, must always own at least a majority of the voting stock of the Company.  The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana.  UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank.  The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  No other adjustments have been included.  The results for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2010, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2010. The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

Certain year-to-date and prior year amounts presented in “Other Expenses” in the accompanying Consolidated Statements of Operations have been reclassified in order to conform to the current year presentation.

2. PLAN OF CONVERSION AND REORGANIZATION – The Boards of Directors of the MHC and the Company adopted a Plan of Conversion and Reorganization (the “Plan”) on March 10, 2011, as amended and restated on May 12, 2011. Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Indiana corporation named United Community Bancorp. As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of United Community Bancorp, the new Indiana corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of United Community Bancorp common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by United Community Bancorp, the Indiana corporation.

The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of the Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Office of Thrift Supervision, the Bank will not be permitted to pay dividends on its capital stock to the Company, its sole shareholder, if the Bank’s shareholder’s equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. If the conversion and public offering are not completed, all costs will be charged to expense in the period in which the public offering is terminated. Costs of $71,000 have been incurred and capitalized related to the conversion as of March 31, 2011 (unaudited), as amended and restated on May 12, 2011.

3. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of March 31, 2011 and June 30, 2010, the ESOP owned 202,061 and 230,897 shares, respectively, of the Company's common stock, which were held in a suspense account until released for allocation to participants.

4. EARNINGS PER SHARE (EPS) – In June 2008, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260-10-65-2, Transition Related to FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, Earnings per Share, when computing basic and diluted EPS. This guidance became effective for the Company on July 1, 2009. The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. For the three and nine months ended March 31, 2011, 27,703 and 55,406 restricted share awards, respectively, were excluded from the computation of both basic and diluted EPS due to the net loss incurred during each of these periods.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three and nine month periods ended March 31, 2011, 346,304  outstanding stock option awards were excluded from the computation of diluted weighted average outstanding shares as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Basic weighted average outstanding shares	7,612,759	7,614,782	7,576,827	7,611,664
Effect of dilutive stock options	-	-	-	-
Diluted weighted average outstanding shares	7,612,759	7,614,782	7,576,827	7,611,664

5.  STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.

6. DIVIDENDS – On July 22, 2010, October 28, 2010 and January 27, 2011, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.11 per share.  The MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends.  The dividends were paid on August 31, 2010, November 30, 2010 and February 7, 2011, respectively.  Accordingly, cash dividends, net of unvested shares held in ESOP, of $985,000 were paid to shareholders during the nine month period ended March 31, 2011.

7. SUPPLEMENTAL CASH FLOW INFORMATION
	Nine Months Ended
	March 31,
	2011	2010
	(In thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net of refunds received	$827	$-
Interest	$4,426	$4,841

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$(263)	$218
Transfers of loans to other real estate owned	$180	$944

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

Existing performing loan customers who request a loan (non-TDR) modification and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.

During the quarter ended March 31, 2011, we began restructuring loans into a Note A/Note B format. Upon performing a global analysis of the total lending relationship with the borrower, the terms of Note A are calculated using current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of 1.5x or better. That payment is calculated based upon a 30 year amortization period, then fixed for two years, with the loan maturing at the end of the two years. The amount for Note B is the difference of Note A and the original principal amount to be refinanced, plus reasonable closing costs. It is given the same interest rate and balloon term as Note A, but no principal or interest payments are due until maturity. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off at the time of issuance of Note B. Note A is treated as any other TDR and, generally, may return to accrual status after a history of performance in accordance with the restructured terms of at least six consecutive months is established.

The following tables summarize TDRs by loan type and accrual status.

At March 31, 2011

	Loan Status		Total unpaid
(In thousands)	Accrual	Nonaccrual	principal balance	Related allowance	Recorded investment	Number of loans
One- to Four-Family residential real estate	$486	$1,877	$2,363	$-	$2,363	12
Multifamily residential real estate	-	12,331	12,331	801	11,530	11
Nonresidential real estate	2,599	4,006	6,605	-	6,605	6
Total	$3,085	$18,214	$21,299	$801	$20,498	29

At June 30, 2010

	Loan Status		Total unpaid
(In thousands)	Accrual	Nonaccrual	principal balance	Related allowance	Recorded investment	Number of loans
One- to Four-Family residential real estate	$422	$903	$1,325	$159	$1,166	9
Multifamily residential real estate	1,981	3,108	5,089	1,012	4,077	4
Nonresidential real estate	2,600	1,283	3,883	676	3,207	5
Total	$5,003	$5,294	$10,297	$1,847	$8,450	18

At March 31, 2011, the Bank had 29 loans totaling $21.3 million that qualified as TDRs, and had reserved $801,000 for losses on these loans.  At March 31, 2011, the Bank had no other commitments to lend on its TDRs. At June 30, 2010, the Bank had 18 loans totaling $10.3 million that qualified as TDRs, and had reserved $1.8 million for losses on these loans.  Management continues to monitor the performance of loans classified as TDRs.

Loans that were included in troubled debt restructuring at June 30, 2010 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2010, there were seven loans with required principal and interest payments, eight loans with required interest only payments, and two loans with no payments due until 2011. The overall increases in troubled debt restructurings from June 30, 2010 to March 31, 2011 related to continued weakness in the economy.  At March 31, 2011, management has no knowledge of any additional loans that will require restructuring. At March 31, 2011, management had no knowledge of any additional loans that will require restructuring.

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

Off-balance sheet items

Carrying value is a reasonable estimate of fair value.  These instruments are generally variable rate or short-term in nature, with minimal fees charged.  Off-balance sheet items at March 31, 2011 are comprised solely of loan commitments.

The estimated fair values of the Company's financial instruments at March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011		June 30, 2010
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$28,182	$28,182	$32,023	$32,023
Investment securities available for sale	42,987	42,987	62,089	62,089
Investment securities held to maturity	564	564	631	631
Mortgage-backed securities	84,051	84,051	57,238	57,238
Loans receivable and loans receivable held for sale	290,026	281,940	309,939	304,943
Accrued interest receivable	1,928	1,928	2,290	2,290
Investment in FHLB stock	2,008	2,008	2,016	2,016

Financial liabilities:
Deposits	$416,909	$418,546	$430,180	432,091
Accrued interest payable	54	54	126	126
FHLB advance	2,083	2,126	2,833	2,904

Off balance-sheet items	$-	$-	$-	$-

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2011:
Mortgage-backed securities	$84,051	$—	$84,051	$—
U.S. Government corporations and agencies	25,841	—	25,841	—
Municipal bonds	17,022	—	17,022	—
Other equity securities	124	124	—	—

June 30, 2010:
Mortgage-backed securities	$57,238	$—	$57,238	$—
U.S. Government corporations and agencies	49,369	—	49,369	—
Municipal bonds	12,591	—	12,591	—
Other equity securities	129	129	—	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2011:
Other real estate owned	$179	$—	$179	$—
Loans available for sale	382	—	382	—
Impaired loans	2,483	—	2,483	—

June 30, 2010:
Other real estate owned	$297	—	$297	$—
Loans available for sale	364	—	364	—
Impaired loans	13,854	—	13,854	—

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate or other observable market prices. Our policy is that fair values for these assets are based on current appraisals. We generally maintain current appraisals for these items.

Investment securities available for sale at March 31, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$83,648	$561	$158	$84,051

U.S. Government corporations and agencies	25,795	59	13	25,841
Municipal bonds	16,996	187	161	17,022
Other equity securities	211	-	87	124
	$126,650	$807	$419	$127,038

Investment securities held to maturity at March 31, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$564	$-	$-	$564

Investment securities available for sale at June 30, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$56,669	$636	$67	$57,238

U.S. Government corporations and agencies	49,157	212	—	49,369
Municipal bonds	12,538	137	84	12,591
Other equity securities	211	-	82	129
	$118,575	$985	$233	$119,327

Investment securities held to maturity at June 30, 2010 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$631	$-	$-	$631

The mortgage-backed securities, U.S. Government agency bonds and municipal bonds available for sale have the following maturities at March 31, 2011:
	Amortized	Estimated
	cost	market value
	(In thousands)
Due or callable in one year or less	$20,136	$20,185
Due or callable in 1 - 5 years	89,484	89,886
Due or callable in 5 - 10 years	1,815	1,819
Due or callable in greater than 10 years	15,004	15,024
Total debt securities	$126,439	$126,914

All other securities available for sale at March 31, 2011 are saleable within one year.  The Bank held $564,000 and $631,000 in investment securities that are being held to maturity at March 31, 2011 and June 30, 2010, respectively.  The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of March 31, 2011 (in thousands):

April 1, 2011 through June 30, 2011	$—
2012	68
2013	71
2014	74
2015	77
2016 and thereafter	274
$564

Gross proceeds on the sale of investment and mortgage-backed securities were $19.6 million and $2.7 million for the three month periods ended March 31, 2011 and 2010, respectively.  Gross realized gains for the three month periods ended March 31, 2011 and 2010 were $166,000 and $114,000, respectively.  Gross realized losses for the three month periods ended March 31, 2011 and 2010 were $78,000 and $0, respectively.

Gross proceeds on the sale of investment and mortgage-backed securities were $23.6 million and $11.6 million for the nine month periods ended March 31, 2011 and 2010, respectively.  Gross realized gains for the nine month periods ended March 31, 2011 and 2010 were $210,000 and $242,000, respectively.  Gross realized losses for the nine month periods ended March 31, 2011 and 2010 were $78,000 and $89,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2011:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$33,782	$158	$-	$-	$33,782	$158
U.S. Government corporations and agencies	4,157	13	-	-	4,157	13
Municipal bonds	5,239	124	479	37	5,718	161
Other equity securities	-	-	124	87	124	87
	$43,178	$295	$603	$124	$43,781	$419
Number of investments	23		2		25

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the nine month period ended March 31, 2011:

	Core Deposit Intangible	Goodwill
	(dollars in thousands)

Balance at June 30, 2010	$1,400	$2,522
Amortization	(328)	-
Balance at March 31, 2011	$1,072	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years.  Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of March 31, 2011:

April 1, 2011 through June 30, 2011	$65
2012	226
2013	179
2014	142
2015	118
2016 and thereafter	342
$1,072

11.  DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the nine months ended March 31, 2011 (in thousands):

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total

Allowance for Credit Losses:
Beginning Balance:	$439	$908	$(20)	$2,863	$1,256	$4	$10	$221	$5,681
Charge offs	(659)	(825)	-	(2,008)	(2,765)	-	-	(38)	$(6,295)
Recoveries	21	14	-	-	6	-	-	-	$41
Provision	978	320	178	881	3,223	-	3	(156)	5,427
Ending Balance:	$779	$417	$158	$1,736	$1,720	$4	$13	$27	$4,854

Balance, Individually Evaluated	$23	$19	$85	$801	$-	$-	$-	$-	$928

Balance, Collectively Evaluated	$756	$398	$73	$935	$1,720	$4	$13	$27	$3,926

Financing receivables:
Ending Balance	$112,568	$43,180	$14,619	$46,542	$66,203	$1,122	$3,916	$6,288	$294,438

Ending Balance: individually evaluated for impairment	$121	$61	$1,253	$12,331	$6,605	$-	$-	$-	$20,371

Ending Balance: collectively evaluated for impairment	$98,137	$33,262	$12,643	$33,684	$51,875	$1,122	$3,916	$4,349	$238,988

Ending Balance: loans acquired with deteriorated credit quality	$14,310	$9,857	$723	$527	$7,723	$-	$-	$1,939	$35,079

The following is a reconciliation of loans receivable at March 31, 2011:

Total loans receivable	$294,438
Deferred loan fees	442
Less: Allowance for loan losses	(4,854)
Loans held for sale	(382)
Net loans receivable	$289,644

The following table illustrates certain disclosures required by ASC 310-10-50-29(b).

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$100,443	$42,015	$9,284	$16,854	$38,144	$1,122	$2,577	$3,790	$214,229
Watch	6,869	143	3,067	15,839	13,091	-	1,300	1,771	42,080
Special mention	670	162	1,035	1,586	8,266	-	39	482	12,240
Substandard	4,585	860	1,234	12,263	6,702	-	-	245	25,889
Total:	$112,568	$43,180	$14,619	$46,542	$66,203	$1,122	$3,916	$6,288	$294,438

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable
At March 31, 2011
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to four- family owner-occupied mortgage	$1,338	$769	$1,161	$3,268	$109,300	$112,568
Consumer	96	169	127	392	42,788	43,180
One- to four- family non-owner occupied mortgage	383	51	281	715	13,904	14,619
Multifamily residential real estate mortgage	328	—	—	328	46,214	46,542
Nonresidential real estate	890	—	5	895	65,308	66,203
Construction	—	—	—	—	1,122	1,122
Land	31	39	—	70	3,846	3,916
Commercial and agricultural	—	117	210	327	5,961	6,288
Total	$3,066	$1,145	$1,784	$5,995	$288,443	$294,438

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans
For the nine months ended March 31, 2011

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized

With an allowance recorded:
One- to Four- Family owner-occupied mortgage	$98	$121	$(23)	$38
Consumer	42	61	(19)	-
One- to Four- Family non-owner occupied mortgage	196	281	(85)	6
Multifamily residential real estate mortgage	2,147	2,948	(801)	51
Nonresidential real estate	-	-	-	-
Construction	-	-	-	-
Land	-	-	-	-
Commercial and agricultural	-	-	-	-
Total	$2,483	$3,411	$(928)	$95

The Bank did not have any investments in subprime loans at March 31, 2011. The Bank had $1.4 million of one-to-four family, owner occupied loans that were included in troubled debt restructurings with no impairment at March 31, 2011.

12. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring."  The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. Management is currently evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, "Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses."  The purpose of this Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them. This guidance became effective during the three month period ended December 31, 2010, with the exception of certain disclosures which include information for activity that occurs during a reporting period (activity in the allowance for credit losses and modifications of financing receivables) which will be effective for the first interim or annual period beginning after December 15, 2010.  In January 2011, the FASB issued ASU 2011-1, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 in order to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Management is currently evaluating the impact, if any, that the adoption of the remaining amendments will have on the Company’s consolidated financial statements.

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

Item 2.  Management's Discussion and Analysis

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, including the Dodd-Frank Act, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, changes in the quality or composition of the Company’s loan or investment portfolios, and the Company’s ability to successfully integrate assets, liabilities, customers, systems, and personnel of the three branches of Integra Bank it is acquiring into its operations and the Company’s ability to recognize revenue synergies and cost savings within expected time frames.  Additionally, other risks and uncertainties may be described in the reports the Company files with the Securities and Exchange Commission (the “SEC”), including the Company’s Annual Report on Form 10-K as filed with the SEC on September 28, 2010, and Part II of this Quarterly Report on Form 10-Q under, “Item 1A. Risk Factors,” which are available through the SEC’s website at www.sec.gov.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses and deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision (OTS), as an integral part of its examination process, periodically reviews our allowance for loan losses. This agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see Note 8 and 11 included in this Form 10-Q and Notes 1 and 5 of the notes to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 28, 2010.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (ASC) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. The Company applies the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of March 31, 2011 and June 30, 2010. The Company recognized no interest and penalties on the underpayment of income taxes during the three or nine month periods ended March 31, 2011 and 2009, and had no accrued interest and penalties on the balance sheet as of March 31, 2011 and June 30, 2010. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2007.

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

Legislative and Regulatory

Legislative and regulatory reforms continue to be adopted which impose additional restrictions on current business practices. Recent actions affecting us included an amendment to Reg E relating to certain overdraft fees for consumer deposit accounts and the passage of the Dodd-Frank Act.

Durbin Amendment — The Durbin Amendment to the Dodd-Frank Act instructed the Federal Reserve to establish the rate merchants pay banks for electronic clearing of debit card transactions (i.e., the interchange rate). Interchange fees accounted for approximately $600,000 of service charge income, or just over 30%, of total service charge income for the nine months ended March 31, 2011. In the second quarter, the Federal Reserve put out a proposal for comment that would cap the interchange rate at either $0.07 or $0.12 per transaction. While these rates are not finalized, if they are implemented, we estimate that between 75%-85% of our interchange income could be lost. The new rate is scheduled to take effect July 21, 2011.

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

Total assets were $476.0 million at March 31, 2011, compared to $492.1 million at June 30, 2010.  The decrease was primarily due to a $19.9 million decrease in loans, reflecting the combined effect of the refinancing of $19.2 million of residential mortgage loans into lower fixed-rate loans sold to Freddie Mac, and the prepayment of several commercial loans aggregating $6.7 million in the current fiscal year.

Total liabilities were $422.6 million at March 31, 2011, compared to $436.6 million at June 30, 2010.   Total deposits were $416.9 million at March 31, 2011, compared to $430.2 million at June 30, 2010. The decrease was primarily the result of a decrease in municipal deposits consistent with management’s decision to improve the Bank’s funding mix by focusing on increasing the amount of lower cost core deposits while concurrently decreasing its reliance on municipal deposits.

Total stockholders’ equity was $53.4 million at March 31, 2011, compared to $55.5 million at June 30, 2010.  The decrease was primarily the result of the loss of $871,000 incurred in the nine months ended March 31, 2011 combined with dividends paid of $985,000 in the same period.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2011 and 2010

General. We incurred a net loss of $1.7 million for the three months ended March 31, 2011, compared to net income of $350,000 for the three months ended March 31, 2010. The decrease in net income was primarily the result of a $3.5 million increase in the provision for loan losses in the third quarter of fiscal 2011 which reflected in large part, the charge-off of $4.4 million in multifamily and nonresidential real estate loans during the quarter ended March 31, 2011 as discussed in more detail below.

We experienced a net loss of $871,000 for the nine months ended March 31, 2011, compared to net income of $1.0 million for the nine months ended March 31, 2010. The decrease in net income for the 2011 period was primarily the result of an increase of $4.0 million in the provision for loan losses for the nine months ended March 31, 2011, partially offset by an increase in net interest income of $1.2 million. The increase in the loan loss provision was primarily the result of the charge-off of $4.4 million in multifamily and nonresidential real estate loans, of which $692,000 related to the restructuring of seven loans during the quarter ended March 31, 2011 having an aggregate outstanding principal balance of approximately $3.6 million. The remaining $3.7 million that was charged-off related to the restructuring of six loans having an aggregate balance of approximately $9.9 million that had been restructured during the 2010 calendar year. The increase in net interest income was a result of the acquisition of three branches from Integra Bank, National Association, in June, 2010.

The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2011 and 2010.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)
Interest income:
Loans	$4,140	$4,068	1.8%	$12,821	$12,226	4.9%
Investment and mortgage-backed securities	733	645	13.6	2,108	2,013	4.7
Other interest-earning assets	3	3	0.0	10	9	11.1
Total interest income	4,876	4,716	3.4	14,939	14,248	4.8

Interest expense:
NOW and money market deposit accounts	148	184	(19.6)	631	638	(1.1)
Passbook accounts	70	32	118.8	205	96	113.5
Certificates of deposit	1,055	1,300	(18.8)	3,463	4,017	(13.8)
Total interest-bearing deposits	1,273	1,516	(16.0)	4,299	4,751	(9.5)
FHLB advances	13	26	(50.0)	55	84	(34.5)
Total interest expense	1,286	1,542	(16.6)	4,354	4,835	(9.9)
Net interest income	$3,590	$3,174	13.1	10,585	$9,413	12.5

Net Interest Income. Net interest income was $3.6 million for the three months ended March 31, 2011, compared to $3.2 million for the three months ended March 31, 2010. The increase was the result of a $49.9 million increase in average interest-earning assets, partially offset by a $56.7 million increase in average interest-bearing liabilities. The interest rate spread increased from 3.01% to 3.05% over the same period primarily due to a higher turnover rate for deposit accounts which resulted in a greater decrease in interest rates for deposits. The increase in average balances was due to the acquisition of three branches from Integra Bank, National Association in June, 2010.

Net interest income was $10.6 million for the nine months ended March 31, 2011, compared to $9.4 million for the nine months ended March 31, 2010. The increase was the result of a $72.6 million increase in average interest-earning assets with an average yield of 4.30%, compared to a $78.5 million increase in average interest-bearing liabilities with an average cost of 1.34%. The interest rate spread decreased from 3.05% to 2.96% over the same period. The increase in average balances was due to the aforementioned branch acquisition completed in June, 2010, and increased marketing and advertising efforts in our local market area.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2011 and 2010.  For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only.  Yields are not presented on a tax equivalent basis. Yield and cost rates are annualized.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2011			2010			2011			2010
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$294,820	$4,140	5.62%	$271,175	$4,068	6.00%	$301,581	12,821	5.67%	272,239	$12,226	5.99%
Investment and mortgage-backed securities	133,321	732	2.20	90,539	645	2.85	126,734	2,102	2.21	84,370	2,013	3.18
Other interest-earning assets	24,462	4	0.07	40,966	3	0.03	34,592	16	0.06	33,733	9	0.04
	452,603	4,876	4.26	402,680	4,716	4.68	462,907	14,939	4.30	390,342	14,248	4.87
Noninterest-earning assets	29,942			23,626			29,753			23,518
Total assets	$482,545			$426,306			$492,660			$413,860

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	$146,365	$148	0.40	$135,404	$184	0.54	$154,282	$631	0.55	$130,904	$638	0.65
Passbook accounts (1)	70,299	70	0.40	41,986	32	0.30	63,083	205	0.43	41,267	96	0.31
Certificates of deposit (1)	205,367	1,055	2.05	186,929	1,300	2.78	213,716	3,463	2.16	179,439	4,017	2.98
Total interest-bearing deposits	422,031	1,273	1.21	364,319	1,516	1.66	431,081	4,299	1.33	351,610	4,751	1.80
FHLB advances	2,208	13	2.36	3,209	26	3.24	2,458	55	2.98	3,458	84	3.24
Total interest-bearing liabilities	424,239	1,286	1.21	367,528	1,542	1.68	433,539	4,354	1.34	355,068	4,835	1.82
Noninterest bearing liabilities	3,720			3,190			3,915			3,353
Total liabilities	427,959			370,718			437,454			358,421
Stockholders' equity	54,586			55,588			55,206			55,439
Total liabilities and stockholders' equity	$482,545			$426,306			$492,660			$413,860
Net interest income		$3,590			$3,174			$10,585			$9,413
Interest rate spread (annualized)			3.05%			3.01%			2.96%			3.05%
Net interest margin			3.17%			3.15%			3.05%			3.22%
Average interest-earning assets to average interest-bearing liabilities			106.69%			109.56%			106.77%			109.93%

(1) Includes municipal deposits

Provision for Loan Losses.   The provision for loan loss was $4.0 million for the three months ended March 31, 2011, compared to $451,000 for the same period in the prior year.  The increase in the loan loss provision was primarily the result of the charge-off of $4.4 million in multifamily and nonresidential real estate loans, of which $692,000 relates to the restructuring of seven loans during the quarter having an aggregate outstanding principal balance of approximately $3.6 million.  The remaining $3.7 million being charged-off relates to the restructuring of six loans having an aggregate balance of approximately $9.9 million that had been restructured during the 2010 calendar year.  The entire amount of the $4.4 million in multifamily and nonresidential real estate loans that were charged off is a result of utilizing a split note strategy.  Specifically, we began restructuring loans into a Note A/Note B format upon a determination to adopt a new strategy to address performance issues exhibited by a portion of our multifamily and nonresidential loan portfolios. Upon performing a global analysis of the relationship with the borrower, the terms of Note A are calculated using current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of 1.5x or better.  This is more stringent than the Company’s normal underwriting ratio for such loans.  Other than the higher debt service coverage ratio, Note A loans are underwritten to the Bank’s customary standards. The Note A payment is calculated based upon a 30-year amortization period, then fixed for two years, with the loan maturing at the end of the two years. The amount for Note B is the difference of Note A and the original principal amount to be refinanced, plus reasonable closing costs. It is given the same interest rate and balloon term as Note A, but no principal or interest payments are due until maturity. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off at the time of the issuance of Note B. If Note B is satisfied upon maturity, proceeds will be reflected as a recovery at that time.  Note A is treated as any other troubled debt restructuring and, generally, may return to accrual status after a history of performance in accordance with the restructured terms of at least six consecutive months is established.  At March 31, 2011, none of the Note A loans were on accrual status.  Prior to being charged off during the quarter ended March 31, 2011, these loans had specific valuation allowances aggregating $1.4 million at December 31, 2010.  At that time, it was Company policy to carry the loan at the lesser of the amount owed or its appraised value, less reasonable selling expenses.  Management undertook the split note strategy primarily to achieve debt coverage ratios for the restructured loans that supported the borrowers’ cash flow status during the quarter ended March 31, 2011 without forgiving any of the borrowers’ original indebtedness.  The substantial majority of the restructured loans subject to this strategy are multifamily and nonresidential real estate loans whose values are cash flow dependent, specifically from rental income.  Each of the loans restructured in the third quarter of fiscal 2011 had experienced recent cash-flow shortfalls that called the long-term collectability of the loan in full into question.  Specific cash flow issues identified in the quarter ended March 31, 2011 with a few of our large loan relationships included borrowers missing real estate tax payments, association dues not being paid, the required monthly loan payment not being paid, or being paid late, decreases in rental revenue from rental properties, and further declines in the value of the underlying collateral.  See the discussion regarding our most significant nonaccrual loans below for additional information.  Management does not believe that the weaknesses exhibited in the restructured loans extend to the remainder of the multifamily and nonresidential portfolios.  At March 31, 2011, management had no knowledge of any additional loans that will require restructuring.  Management believes that the write-down to a conservative cash flow-based valuation will limit the amount and likelihood of any future losses on the restructured loans.  Upon conclusion of the restructuring, the additional $3.0 million was charged off to reflect the stringent cash flow-based valuation.

The provision for loan loss was $5.4 million for the nine months ended March 31, 2011, compared to $1.4 million for the same period in the prior year.  The increase in the loan loss provision was primarily the result of the aforementioned charge-offs related to the aforementioned loan restructurings during the third quarter of fiscal 2011.

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

				Number of loans at:
	At March 31, 2011	At June 30, 2010	% Change	March 31, 2011	June 30, 2010
	(Dollars in thousands)
Nonaccrual loans (other than restructured loans):
One- to four-family residential real estate	$2,031	$1,533	32.5%	25	23
Multi-family residential real estate	—	2,137	(100.0)	—	3
Nonresidential real estate and land	111	1,455	(92.4)	2	4
Commercial	245	—	100.0	2	—
Consumer	25	155	(83.9)	3	20
Total nonaccrual loans	2,412	5,280	54.3	32	50
Nonaccrual restructured loans:
One- to four-family residential real estate	1,877	903	107.9	10	7
Multifamily residential real estate	12,331	3,108	296.8	11	3
Nonresidential real estate and land	4,006	1,283	212.2	4	3
Total nonaccrual restructured loans	18,214	5,294	244.0	25	13
Total nonperforming loans	20,626	10,574	95.1
Real estate owned	179	297	(39.7)
Total nonperforming assets	20,805	10,871	91.4
Accruing restructured loans	3,085	5,003	38.3	4	5
Accruing restructured loans and nonperforming assets	$23,890	$15,874	50.5
Total nonperforming loans to total loans	7.01%	3.35%	112.5
Total nonperforming loans to total assets	4.33%	2.15%	101.4
Total nonperforming assets to total assets	4.37%	2.21%	97.7

A discussion of the most significant nonaccrual loans, which includes the five largest nonaccrual loans at March 31, 2011, and the five largest charge-offs recognized during the quarter ended March 31, 2011 follows. These loans comprise $12.3 million, or 59.7%, of the $20.6 million in total nonaccrual loans at March 31, 2011. Management monitors the performance of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•
Loan Relationship A. Three loans, all included in one loan relationship, with a carrying value of $6.4 million prior to its restructuring in the quarter ended March 31, 2011.  One loan is secured by a first mortgage on an apartment complex near a college campus, another is secured by a first mortgage on two mobile home parks, and the last is secured by the first mortgage on another apartment complex.  The loans comprising Loan Relationship A were originally restructured in October and November, 2010. At the time of the first restructuring in 2010, one of the loans, with a carrying value of $3.0 million, was 180 days delinquent, and the other two loans were performing. Management performed a global analysis of the borrowers and restructured each of the three loans by reducing the original loan rates by 125 to 225 basis points to a rate that was 25 basis points below market rate. Foregone interest income amounted to $51,000 on the two performing loans that were restructured. Had the performing loans not been restructured, only $3.0 million in loans from this relationship would have been restructured, and the remaining $3.4 million would be considered performing following management’s global analysis of the overall lending relationship. The borrowers paid a loan modification fee of $3,000 for this restructuring. At the time of the restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $132,000, management performed an evaluation of the value of the collateral. The property value was primarily based on the collateral’s cash flow and comparisons to comparable sales. This analysis supported the $3.0 million carrying value of the loan. According to our Loan Modification Policy, performing an evaluation for the other two loans was not required at the time of the restructuring as these loans were performing in accordance with their original terms and therefore perceived to have less risk than the nonperforming loan. However, in accordance with the Loan Modification Policy, a property inspection report was completed for the other two loans. One of the borrowers is a corporate entity. Each of the principals of the corporate borrower are individually signed. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the guarantors. While the guarantees were not expected to cover a total loss on the loans, management believed the guarantees would mitigate the amount of the potential future losses. In March 2011, one of these loans was again restructured through a troubled debt restructuring as a result of the borrower experiencing cash flow problems during the quarter ended March 31, 2011. The cash flow problems experienced were the combined effect of decreased rental income and the failure to pay real estate property taxes.  Based upon a cash flow analysis of the properties performed by management, $651,000 of the $6.4 million in loans was charged-off as a split note during the restructuring. This split was done for one loan that had a balance of $1.6 million before the split.  After the split, Note A had a balance of $994,000 and Note B had a balance of $651,000.  Prior to the loan being restructured in March, 2011, the loan carried a $19,000 specific reserve.  The split note loans have an interest rate that is 275 points below their original restructured rate for a period of two years, and 475 points below their original rates. At the end of two years, balloon payments are due, unless the borrower refinances into a market rate loan at that time.

•
Loan Relationship B. The loans comprising Loan Relationship B were originally restructured in June, 2010, with an aggregate carrying value of $4.1 million prior to their restructuring in the quarter ended March 31, 2011.  These loans are secured by a first mortgage on two separate retail strip shopping centers and a single purpose commercial use property.  At the time of the original restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $83,000. The property value was primarily based on the collateral’s cash flow and recent sales of comparable properties. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. One of the borrowers is a corporate entity. The principals of the corporate borrower have also personally signed on the note. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the guarantors. At December 31, 2010, the loan was subject to a $64,000 specific reserve. While the guarantees were not expected to cover a total loss on the loans, management believed the guarantees would mitigate the amount of potential future losses. In March, 2011, the loans comprising Loan Relationship B again were experiencing cash flow problems and were refinanced through a troubled debt restructuring, utilizing the split note strategy.  The cash flow problems experienced were the combined effect of the level of the required monthly loan payments, decreases in rental revenue from the properties, and failure to pay real estate property taxes.  Based upon a cash flow analysis of the properties performed by management, after the restructuring, the two loans categorized as Note A’s had a combined balance of $2.6 million and the two loans categorized as Note B’s had a balance of $1.5 million. A restructuring fee of $15,000 was charged and included in Note B at March 31, 2011. The restructured loans have an interest rate that is an additional 275 points lower than the 2010 restructured rate for a period of two years, and 500 points below their original rates. At the end of two years, balloon payments are due, unless the borrower refinances the loans into a market rate loan at that time.

•
Loan Relationship C. Two loans, included in one relationship, with an aggregate value of $2.1 million prior to being restructured in the quarter ended March 31, 2011.  One loan is secured by a first mortgage on a single-family home.  One loan is secured by a 24-unit apartment complex, one- to four- family residential properties and several residential building lots.  The loans comprising Loan Relationship C were originally restructured in August, 2009. At the time of the first restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $29,000. In August, 2009, the loans were originally restructured by reducing the interest rates on the loans by a range of 400 to 600 basis points to a rate that was 300 basis points below market rate. These loans were performing at the time of the restructuring, but the borrower was beginning to experience cash flow difficulties. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. At the time the loans were first restructured, independent appraisals were performed on each piece of underlying collateral. These appraisals supported the aggregate $2.1 million carrying value of the loans. One of the borrowers is a corporate entity, with one principal who is personally signed on the loan. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the guarantor and determined that the guarantee was not expected to cover a total loss, but would mitigate the amount of potential future losses. At December 31, 2010, the loan was subject to a $179,000 specific reserve. During the quarter ended March 2011, the borrower again began to experience cash flow difficulties and these loans were refinanced through a troubled debt restructuring. The cash flow problems experienced were the combined effect of the failure to pay required monthly loan payments, the failure to pay association dues, and the failure to pay real estate property taxes.  Based upon a cash flow analysis of the properties performed by management, the loans were restructured during the quarter ended March 31, 2011 utilizing the split note strategy.  After the restructuring, the previous balance of $2.1 million was split into two notes with Note A having a balance of $1.5 million and Note B having a balance of $626,000. A restructuring fee of $14,000 was charged and included in Note B at March 31, 2011. The restructured loans have an interest rate that is an additional 275 basis points lower than the 2010 restructured rate for a period of two years, and 675 to 875 points below the original rates. At the end of two years, balloon payments are due, unless the borrower refinances into a market rate loan at that time.

•
Loan Relationship D. The loan comprising Loan Relationship D was originally restructured in December 2008. The loan is secured by a first mortgage on a 62-unit apartment complex near a college campus.  The loan was made in 2008 to a seasoned property manager who made major improvements to the property. The property was purchased in December 2008 from a Bank borrower who was delinquent at the time of acquisition. At the time the loan was acquired from the delinquent borrower in 2008, it was restructured with a new borrower, in lieu of foreclosure, pursuant to which the Bank loaned the borrower funds to purchase and renovate the property. At the time of the restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $113,000. We have no personal guarantee on this loan. At this time, the loan requires interest only payments through December 2011. In January, 2012, the interest rate on the loan will be at the prime interest rate as published by The Wall Street Journal, plus a spread. At the time of the acquisition, management believed that the new borrower would be able to renovate the property with a view toward improving the property’s cash flow, and in turn, the performance of the loan. Since the closing of the loan, the borrower has completed renovations to the property and the cash flow of the property has improved. At the time the loan was made, an independent appraisal was performed on the collateral underlying the loan. This appraisal supported the $1.6 million carrying value of the loan.  In the quarter ended March 31, 2011, after the renovations were completed, management obtained an updated appraisal that supported a carrying value of $1.4 million. At March 31, 2011, the carrying value of this loan was $1.4 million, and the loan was performing in accordance with its restructured terms at that date.

•
Loan Relationship E.  Two loans with an aggregate carrying value of $569,000 at March 31, 2011, secured by nonresidential real estate.  The loan was originally restructured in April, 2010.   At the time of the restructuring we established a specific valuation allowance of $260,000 through a charge-off to the general allowance for loan losses, based upon an appraisal obtained in March 2010.  The originally restructured loan had payments deferred for one year, while accruing interest at market rates.  This loan was scheduled to undergo an interest rate and payment reset in February, 2011, pursuant to the terms of the note.  At the time of the loan adjustment period, it became apparent the borrower was going to struggle to make the required monthly payments beginning in February, 2011.  As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the Note A / Note B format in March, 2011.  The terms of Note A were calculated using current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of approximately 1.5 times, which is more stringent than our normal underwriting standards. A restructuring fee of $9,000 was charged and included in Note B at March 31, 2011. After the restructuring in March, 2011, Note A was $569,000 and Note B of $508,000 was charged-off in the quarter ended March 31, 2011. At the end of two years, balloon payments are due, unless the borrower refinances into a market rate loan at that time.

•
Loan Relationship F.  Two loans with an aggregate carrying value of $475,000 at March 31, 2011.  These loans, originally one loan, are secured by multifamily residential real estate.  The original loan was originally restructured in a Note A / Note B format in June, 2010 based on an 80% LTV derived from an April, 2010 appraisal.  At December 31, 2010, the loans have a specific reserve of $217,000 (this reserve is for the entire amount of original Note B).  The amount of reserve for loss on this loan remained unchanged up to the time of the second restructuring, as noted below, because management determined the value of the underlying collateral was not affected by a material decrease in property values, as evidenced by the most recent appraisal in February, 2011 when management noted a $17,000 decrease in the value of the collateral from its appraisal one year earlier.  At December 31, 2010, the loan was 160 days delinquent.  The delinquency was a result of personal problems between the borrowers affecting their ability to manage the multifamily residential real estate.  In the latter part of 2010 and into 2011, one of the borrowers effectively took control of the multifamily residential real estate and has brought the business current with respect to property taxes, refunds to former tenants, and made required monthly loan payments in January and February, 2011.  Other than the January and February loan payments, the borrowers have been unable to bring the loan current under their current cash flow.  Based upon these recent developments, management completed a detailed analysis of the total lending relationship with the borrowers.  As a result of this analysis, these loans were again restructured, utilizing the Note A / Note B format in March, 2011, and an additional $188,000 was charged-off against the general allowance for loan loss.  The terms of the Note A were calculated using current financial information to determine the amount of the payment at which the borrowers would have a debt service coverage ratio of approximately 1.5 times, which is more stringent than our current underwriting standards.   A restructuring fee of $7,000 was charged and included in Note B at March 31, 2011.  There are no personal guarantees on these loans.  One of the borrowers is a corporate entity, with two principals, who are also individually signed on the loan. After the restructuring in March, 2011, Note A was $475,000 and Note B of $405,000 was charged-off in the quarter ended March 31, 2011. At the end of two years, balloon payments are due, unless the borrower refinances into a market rate loan at that time.

The following table summarizes all split loans at March 31, 2011:

	Loan Balances			Number of loans
(Dollars in thousands)	Note A	Note B	Total	Note A	Note B
Nonresidential real estate	$4,006	$2,382	$6,388	4	4
Multifamily residential real estate	3,457	2,008	5,465	4	4
One- to four family residential real estate	137	60	197	1	1
Total (1)	$7,600	$4,450	$12,050	9	9
__________________
(1) Included in this total are $5.2 million in Note A’s and $2.8 million in Note B’s that are included in the discussion of Loan Relationships A, B and C.

As evidenced by our loans receivable greater than 30 days past due in the multifamily residential real estate and nonresidential real estate portfolios of $1.2 million, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or their modified terms.  Management has no knowledge of any additional loans that will require restructuring.

During the nine months ended March 31, 2011, nonperforming loans increased from $10.6 million to $20.6 million. The increase in nonperforming loans was primarily the result of the increase in troubled debt restructurings on nonaccrual status from $5.3 million at June 30, 2010 to $18.2 million at March 31, 2011. This increase relates to seven loans covering three loan relationships.  The Bank continued to experience losses in multifamily and nonresidential real estate loan portfolio secured by properties primarily outside of Dearborn and Ripley Counties, as reflected in the level of classified assets at June 30, 2010 and March 31, 2011. As a result, in the quarter ended March 31, 2011, management reviewed all classified assets and ultimately restructured $13.7 million of loans during the period. All of these restructured assets were included in nonperforming loans at March 31, 2011, and will remain in nonperforming loans until they establish a history of performance in accordance with their restructured terms for at least six consecutive months.

Other Income. The following table summarizes other income for the three and nine months ended March 31, 2011 and 2010.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			%			%
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)

Service charges	$558	$446	25.1%	$1,765	$1,442	22.4%
Gain on sale of loans	18	50	(64.0)	460	246	87.0
Gain (loss) on sale of investments	88	114	(22.8)	132	153	(13.7)
Gain on sale of other real estate owned	-	25	N/A	(25)	25	(200.0)
Income from bank-owned life insurance	68	70	(2.9)	207	209	(1.0)
Other	63	44	43.2	224	302	(25.8)
Total	$795	$749	6.1	$2,763	$2,377	16.2

Noninterest income increased to $795,000 for the three months ended March 31, 2011, compared to $749,000 in the same quarter in the prior year. The increase was a result of a $112,000 increase in service charges, partially offset by a $32,000 decrease in the gain on sale of loans and a $26,000 decrease in the gain on sale of investments. The increase in service charges was a result of the previously mentioned branch acquisition. The decrease in the gain on sale of loans is the result of fewer loans being sold to Freddie Mac in the March 2011 quarter due to a decline in originations reflecting, in part, recent increases in interest rates. The decrease in the gain on sale of investments from the prior year was the result of the sale of fixed-rate investment securities in the March 2011 quarter which had yields that were closer to market rates for similar securities than the investment securities sold in the 2010 period.

Noninterest income increased to $2.8 million for the nine months ended March 31, 2011, compared to $2.4 million in the prior year period. The increase was a result of a $323,000 increase in service charges and a $214,000 increase in gain on sale of loans. The increase in service charges was a result of the previously mentioned branch acquisition. The increase in the gain on sale of loans reflected the increased level of sales to Freddie Mac in the first nine months of the current fiscal year than in the prior fiscal year.

Other Expense. The following table summarizes other expense for the three and six months ended March 31, 2011 and 2010.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			%			%
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)
Compensation and employee benefits	$1,593	$1,411	12.9%	4,951	$4,323	14.5%
Premises and occupancy expense	346	268	29.1	991	822	20.6
Deposit insurance premium	199	214	(7.0)	607	627	(3.2)
Advertising expense	56	67	(16.4)	274	243	12.8
Data processing expense	276	238	16.0	839	666	26.0
Provision for loss on sale of other real estate owned	-	97	N/A	-	397	N/A
Acquisition related expenses	-	226	N/A	38	226	(83.2)
Other operating expenses	479	387	23.8	1,704	1,548	10.1
Total	$2,949	$2,908	1.4	$9,404	$8,852	6.2

Noninterest expense remained unchanged at $2.9 million for each of the three month periods ended March 31, 2011 and 2010. Increases of $182,000 in compensation and employee benefits and $92,000 in other noninterest expenses during the third quarter of fiscal 2011 were offset by declines in branch acquisition-related expenses of $226,000 and the provision for loss on sale of real estate owned of $97,000 incurred in the prior year quarter. The increases in compensation and employee benefits and other noninterest expenses, and the decrease in acquisition-related expenses were due to the aforementioned acquisition of three branches. The decrease in the provision for loss on the sale of real estate owned is the combined result of holding and selling fewer properties during the year, and the properties being held not requiring additional provisions due to the decline in real estate values.

Noninterest expense increased to $9.4 million for the nine months ended March 31, 2011 compared to $8.9 million for the nine months ended March 31, 2010. The increase was a result of increases totaling $1.1 million in compensation and employee benefits, premises and occupancy, data processing and other expenses during the 2011 period, offset by lower acquisition-related expenses of $188,000 and the non-reoccurrence of the provision for loss on sale of real estate owned of $397,000 in the prior year period. The current year increases in noninterest expenses and the decrease in acquisition-related expenses were due to the aforementioned acquisition of three branches. The decrease in the provision for loss on the sale of real estate owned is the result of holding and selling fewer real estate owned properties during the year, combined with smaller declines in real estate values related to such properties.

Income Taxes. We recorded an income tax benefit of $814,000 for the three months ended March 31, 2011 compared to an expense of $214,000 for the three months ended March 31, 2010 due to the loss before income taxes incurred in the March 2011 quarter.

For the nine months ended March 31, 2011, we recorded an income tax benefit of $612,000 compared to an expense of $493,000 for the nine months ended March 31, 2010 as a result of the loss before income taxes experienced in the 2011 period.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $28.2 million at March 31, 2011 and $32.0 million at June 30, 2010. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $83.2 million at March 31, 2011 and $104.1 million at June 30, 2010. Total securities classified as available-for-sale were $127.0 million at March 31, 2011 and $119.3 million at June 30, 2010. In addition, at March 31, 2011 and June 30, 2010, we had the ability to borrow a total of approximately $49.0 million and $83.0 million, respectively, from the Federal Home Loan Bank of Indianapolis.

At March 31, 2011, we had $28.8 million in loan commitments outstanding, consisting of $1.4 million in mortgage loan commitments, $240,000 in commercial loan commitments, $20.9 million in unused home equity lines of credit, $5.6 million in commercial lines of credit, $46,000 in undisbursed balances on construction loans, and $640,000 in letters of credit outstanding.  At June 30, 2010, we had $38.7 million in loan commitments outstanding, consisting of $1.1 million in mortgage loan commitments, $4.3 million in commercial loan commitments, $26.6 million in unused home equity lines of credit, $5.8 million in commercial lines of credit, and $856,000 in letters of credit outstanding.  Certificates of deposit due within one year of March 31, 2011 totaled $131.9 million. This represented 66.1% of certificates of deposit at March 31, 2011. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, the Bank exceeded all of its regulatory capital requirements to be considered “well capitalized” under the FDIC’s regulatory framework for prompt corrective action at that date.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2011:
					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
Tier 1 capital to risk-weighted assets	$45,033	16.01%	$11,252	4%	$16,879	6%
Total capital to risk-weighted assets	48,549	17.26	22,505	8	28,131	10
Tier 1 capital to adjusted total assets	45,033	9.58	18,801	4	23,502	5
Tangible capital to adjusted total assets	45,033	9.58	7,050	1.5

A reconciliation from GAAP equity to regulatory capital is as follows for the Bank at:

(Unaudited)
March 31, 2011
(In thousands)
GAAP equity	$48,974
Intangible assets, net	(3,594)
Unrealized gain on securities available for sale	(290)
Disallowed servicing assets (10%)	(57)
Tier 1 capital	45,033
General allowance for loan losses	3,516
Total regulatory capital	$48,549

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

For the nine months ended March 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table, which is based on information that we provide to the Office of Thrift Supervision (OTS), presents the change in our net portfolio value at December 31, 2010, which is the most recent date for which data is available, that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change:

	Net Portfolio Value			Net Portfolio Value as % of
	(Dollars in thousands)			Portfolio Value of Assets
Basic Point (“bp”)
Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$50,410	$(9,967)	(17)%	10.33%	(167	)bps
200	55,565	(4,812)	(8)%	11.24%	(77)
100	58,720	(1,658)	(3)%	11.76%	(24)
50	59,632	(745)	(1)%	11.90%	(10)
0	60,377			12.00%
(50)	60,938	561	1%	12.08%	7
(100)	63,326	2,949	5%	12.48%	48

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

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. RISK FACTORS

Our nonperforming assets have increased significantly and expose us to increased risk of loss.

Our nonperforming assets have increased as a result of the recent economic recession. At March 31, 2011, we had total nonperforming assets of $20.8 million, or 4.4% of total assets, a $9.9 million increase from $10.9 million at June 30, 2010 and a $12.9 million increase from $7.9 million at June 30, 2009. The increases in nonperforming assets over these periods were primarily the result of increases in troubled debt restructurings on nonaccrual status from $2.5 million at June 30, 2009 and $5.3 million at June 30, 2010 to $18.2 million at March 31, 2011. Troubled debt restructurings are considered to be impaired, except for those that have an established payment history under the terms of the restructured loan. The overall increases in troubled debt restructurings from June 30, 2010 to March 31, 2011, and from June 30, 2009 to June 30, 2010, related to continued weakness in the local economy. Our nonperforming assets adversely affect our net income in various ways, including the charge-off of $4.4 million in nonresidential and multifamily real estate loans during the quarter ended March 31, 2011. We do not record interest income on nonaccrual loans. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of the Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At March 31, 2011, our allowance for loan losses amounted to $4.9 million, or 1.71% of total loans and 24.0% of nonperforming loans, compared to $5.7 million, or 1.80% of total loans and 53.7% of nonperforming loans at June 30, 2010.

As a result of our controlled growth strategy, we expect our weighted average yield on interest-earning assets will decrease in future periods.

We have implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn and Ripley Counties in Indiana. We intend to continue this strategy until the local economy materially improves. As a result, in the future we will likely experience growth in our one-to four-family residential mortgage loan portfolio and in our investment securities portfolio. At March 31, 2011, residential real estate mortgage loans totaled $142.0 million, or 29.8%, of our total assets and our investment securities portfolio totaled $127.6 million, or 26.8%, of our total assets.

As a result, we expect that our weighted average yield on interest-earning assets will decrease in future periods because one-to four-family mortgage loans and investment securities generally yield less than nonresidential mortgage loans and multi-family real estate loans. We expect this strategy will make us more reliant on our non-interest income in order to generate net income. While we have identified various strategies that we are pursuing to improve earnings, including growing and diversifying our sources of non-interest income, these strategies may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected.

Our multifamily, nonresidential real estate and land loans expose us to increased lending risks.

At March 31, 2011, our nonresidential real estate and multi-family real estate loan portfolios represented 20.2% and 14.9%, respectively, of our total loans outstanding, compared to 24.6% and 14.8%, respectively at June 30, 2010 and nonresidential real estate and multi-family real estate loans represented 19.8% and 59.3%, respectively, of our total nonperforming assets at March 31, 2011, compared to 48.2% and 25.2%, respectively, at June 30, 2010. During the quarter ended March 31, 2011 we charged off $2.6 million and $2.0 million in loans from our nonresidential real estate and multi-family real estate loan portfolios, respectively.  Such charge-offs necessitated establishing during the quarter ended March 31, 2011, provisions of $2.9 million and $622,000 related to our nonresidential real estate and multi-family real estate loan portfolios, respectively.  We have grown our loan portfolio in recent years, particularly with respect to multifamily residential and nonresidential real estate loans, but our current strategy is to control the growth of these loans, particularly those involving properties outside of our local market area until the local economy materially improves and the level of our nonperforming assets in these loan portfolios materially declines. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. Also, many of our multifamily and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan.

The recent economic recession could further increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Most of our loans are secured by real estate or made to businesses in Dearborn and Ripley Counties, Indiana. As a result of this concentration, a prolonged or more severe decline in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic decline could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.71% of loans receivable and 24.0% of nonperforming loans at March 31, 2011. Our allowance for loan losses at March 31, 2011 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our emphasis on one-to four-family mortgage loans exposes us to lending risks.

At March 31, 2011, $142.0 million, or 48.2%, of our loan portfolio consisted of one-to four-family mortgage loans, and $30.3 million, or 10.3%, of our loan portfolio consisted of home equity loans and second mortgage loans. Because of our controlled growth strategy, we will likely experience growth in one-to four-family mortgage loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Increases in the unemployment rate may result in more borrowers being unable to repay their loans. As of March 31, 2011, U.S. Department of Labor statistics reflected that Dearborn County and Ripley County had an unemployment rate of 9.7% and 9.9%, respectively, compared to Indiana and national unemployment rates of 8.8%.

Our primary market area depends substantially on the gaming industry, and a decline in that industry could hurt our business and our prospects.

Our business is concentrated in the Lawrenceburg, Indiana area. Since the mid-1990s, the economy in Lawrenceburg has been strengthened by the riverboat casino in Lawrenceburg whose presence has supported the development of retail centers and job growth as well as an increase in housing development. Any event that negatively and materially impacts the gaming and tourism industry will adversely impact the Lawrenceburg economy.

Gaming revenue is vulnerable to fluctuations in the national economy. There has been a prolonged decline in the national economy; however, its impact on Lawrenceburg and its gaming industry has not been as significant as in other parts of the country. Tax revenue from the gaming industry has decreased over the last year, but not to the extent that it has affected civil services or other areas.

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

The expansion of permissible gaming activities in other states, particularly in Ohio and/or Kentucky, may lead to a decline in gaming revenue in Lawrenceburg, Indiana, which could hurt our business and our prospects.

Lawrenceburg, Indiana competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the Lawrenceburg area. In 2009, a vote in the State of Ohio approved casino gaming in several cities in the state, and the casinos are expected to open in 2012, including one in downtown Cincinnati, Ohio. The establishment of casino gaming in Ohio could have a substantial adverse effect on gaming revenue in Lawrenceburg which would adversely affect the Lawrenceburg economy and our business.

Changes in interest rates could adversely affect our results of operations and financial condition.

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

A majority of our real estate loans held for investment are adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, increasing the possibility of default. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. At March 31, 2011, approximately 72.8% of our total loans had adjustable rates of interest.

Municipal deposits are an important source of funds and a reduced level of those deposits may hurt our profits. Securities we pledge as collateral for our municipal deposits may be subject to risk of loss.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At March 31, 2011, $106.8 million, or 25.6% of our total deposits, consisted of municipal deposits. If our municipal deposits decrease to a level where we would need to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would hurt our profits. Since February, 2011, we are required to pledge collateral (typically investment securities) to the Indiana Board of Depositories equal to 50% of the municipal deposits maintained at the Bank as of December 31, 2010. This collateral is used to insure the municipal deposits of all institutions who receive deposits from Indiana municipalities, and, therefore, is subject to risk of loss if other such institutions fail and there are insufficient Federal deposit insurance funds available to cover the liabilities of such institutions.

We are dependent upon the services of key executives.

We rely heavily on our President and Chief Executive Officer, William F. Ritzmann and on our Executive Vice President and Chief Operating Officer, Elmer G. McLaughlin. The loss of Mr. Ritzmann or Mr. McLaughlin could have a material adverse impact on our operations because, as a small company, we have fewer management- level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We have employment agreements with Messrs. Ritzmann and McLaughlin.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2010, the most recent date for which information is available, we held 41.3% of the deposits in Dearborn County and 9.5% of the deposits in Ripley County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

Recently enacted financial regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision (the “OTS”), which currently regulates United Community Bank, will be merged into the Office of the Comptroller of the Currency, which regulates national banks, effective July 21, 2011. Savings and loan holding companies, including United Community Bancorp, will be regulated by the Board of Governors of the Federal Reserve System. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well and State Attorneys General will have greater authority to bring a suit against a federally chartered institution, such as United Community Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in United Community Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

The Durbin Amendment to the Dodd-Frank Act instructed the Federal Reserve to establish the rate merchants pay banks for electronic clearing of debit card transactions (i.e., the interchange rate). Interchange fees accounted for approximately $600,000 of service charge income, or just over 30%, of total service charge income for the nine months ended March 31, 2011. In the second quarter, the Federal Reserve put out a proposal for comment that would cap the interchange rate at either $0.07 or $0.12 per transaction. While these rates are not finalized, if they stand, we estimate that between 75%-85% of our interchange income could be lost. The new rate is scheduled to take effect July 21, 2011.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Federal Deposit Insurance Corporation’s prompt corrective action regulations. If the Company or the Bank were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

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

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of the Company’s business infrastructure such as internet connections, network access and fund distribution. While the Company has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition, and/or operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2011.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased (1)	per Share	Programs	Programs

January 1, 2011 to January 31, 2011	5,172	$7.25	5,172	121,518
February 1, 2011 to February 28, 2011	-	-	5,172	121,518
March 1, 2011 to March 31, 2011	-	-	5,172	121,518

Total	5,172	$7.25	5,172	121,518

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  [Removed and Reserved]

Item 5.  OTHER INFORMATION

Not applicable

Item 6.   EXHIBITS

Exhibit 2.1	Plan of Conversion and Reorganization (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on March 10, 2011).
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32	Section 1305 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: May 23, 2011	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: May 23, 2011	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer