Form 10-K
period 2011-06-30
United Community Bancorp
filed 2011-09-28
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2010 was $22.0 million. The number of shares outstanding of the registrant’s common stock as of September 1, 2011 was 7,840,382 of which 4,655,200 shares were held by United Community MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

•

the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel of any banks we may acquire, into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

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

PART I

Item 1. Business

United Community Bancorp. United Community Bancorp was organized as a federal corporation upon completion of United Community Bank’s reorganization into the mutual holding company form of organization (the “Reorganization”) on March 30, 2006. As a result of the Reorganization, United Community Bank became a wholly-owned subsidiary of United Community Bancorp and United Community Bancorp became a majority-owned subsidiary of United Community MHC, a federally chartered mutual holding company. United Community Bancorp’s business activities consist of the ownership of the outstanding capital stock of United Community Bank and management of the investment of offering proceeds retained from the Reorganization. United Community Bancorp neither owns nor leases any property, but instead, uses the premises, equipment and other property of United Community Bank with the payment of appropriate rental fees, as required by applicable law and regulations. As a registered savings and loan holding company, United Community Bancorp is subject to the regulation of the Federal Reserve Board.

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

United Community Bank. United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana. On June 4, 2010, United Community Bank acquired three branches from Integra Bank National Association all of which are located in Ripley County, Indiana. In connection with the acquisition, the Bank acquired $45.9 million in loans and assumed $53.0 million in deposits. At June 30, 2011, we had approximately $472.6 million in assets and $413.1 million in deposits. We operate as a community-oriented financial institution offering a full menu of banking services and products to consumers and businesses in our market areas. Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to one of a full-service financial institution servicing the needs of consumer and commercial customers. United Community Bank attracts deposits from the general public and local municipalities and uses those funds to originate one- to four-family real estate, multi-family real estate and nonresidential real estate, construction, commercial and consumer loans. Generally, fixed-rate one-to four-family residential conforming loans with terms of 15 or more years that we originate are sold in the secondary market with the servicing retained. Such sales generate mortgage banking fees. The remainder of our loan portfolio is originated for investment. United Community Bank also maintains an investment portfolio. United Community Bank is regulated by the Office of the Comptroller of the Currency and its deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation. United Community Bank is also a member of the Federal Home Loan Bank of Indianapolis.

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

Market Areas

We are headquartered in Lawrenceburg, Indiana, which is in the eastern part of Dearborn County, Indiana, along the Ohio River. We currently have six branches located in Dearborn County and three branches located in adjacent Ripley County. Dearborn and Ripley Counties represent our primary deposit markets. The primary source of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise on television and on radio and in newspapers that are widely circulated in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Accordingly, when our loan rates are competitive, we attract loans from throughout Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Based on 2010 U.S. Census data, these counties had an aggregate population of 118,693. We occasionally purchase loans and participation interests in loans to supplement our origination efforts. The economy of the region in which our current offices are located has historically been a mixture of light industrial enterprises and services. Since the mid-1990s, the economy in Lawrenceburg has been strengthened by the riverboat casino in Lawrenceburg whose presence has supported the development of retail centers and job growth as well as an increase in housing development. Located 20 miles from Cincinnati, Ohio, Dearborn and Ripley Counties have also benefited from the growth in and around Cincinnati and Northern Kentucky, as many residents commute to these areas for employment.

Dearborn and Ripley Counties’ road system includes eight state highways and three U.S. highways. The counties have two rail lines and port facilities due to the proximity of the Ohio River.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 41.26% of the deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County, and 9.47% of the deposits in Ripley County, which was the sixth largest market share out of eight financial institutions with offices in Ripley County. In addition, banks owned by large out-of-state bank holding companies such as Fifth Third Bancorp and U.S. Bancorp also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Lending Activities

General. We originate loans primarily for investment purposes. Historically, our primary lending activity has been the origination of one-to-four family mortgage loans secured by homes in our local market area, particularly in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. A significant portion of our lending activity has been the origination for retention in our portfolio of adjustable-rate mortgage (“ARM”) loans collateralized by one-to four- family residential real estate located within our primary market area. In order to complement our traditional emphasis of one-to four-family residential real estate lending, significant segments of our loan portfolio are currently nonresidential real estate and land loans, multi-family real estate loans and consumer loans. Between 2006 and 2010, we increased and diversified our lending efforts in the metropolitan Cincinnati market area and, to a lesser extent, in northern Kentucky and the Indiana counties outside of our local market area, particularly with respect to multi-family real estate lending. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. We intend to continue this strategy for the foreseeable future until the local economy materially improves and the level of our nonperforming assets in these loan portfolios materially declines. For additional information regarding our controlled growth strategy and our multi-family residential lending, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “ – Implementing a controlled growth strategy to prudently increase profitability and enhance stockholder value” and “ – Risk Management – Analysis of Nonperforming and Classified Assets.” We occasionally purchase loans and participation interests in loans to supplement our origination efforts.

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. As a result of the continued low interest rate environment during the past year, a greater percentage of our one-to four-family loan originations consisted of fixed-rate one-to four- family mortgage loans. Our practice in recent years has generally been to (i) sell in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one- to four-family residential real estate loans on a servicing retained basis, without recourse to United Community Bank, and (ii) to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. Currently, we have no intention of changing our practice of selling our fixed-rate loan originations, although we may determine to change this practice in the future. In a rising interest rate environment, we expect that a greater percentage of our loan originations will consist of adjustable-rate loans, which we generally retain in our portfolio. Occasionally, we have purchased loans and purchased participation interests in loans originated by other institutions to supplement our origination efforts. At June 30, 2011, loans serviced by United Community Bank for others totaled $60.8 million, resulting in $519,000 in income during the year ended June 30, 2011. During the years ended June 30, 2011 and 2010, we sold $21.1 million and $25.1 million, respectively, of fixed-rate one-to four- family loans. As of June 30, 2011, we had $196,000 of mortgage loans held for sale recorded at the lower of cost or fair value.

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to 10 years. Interest rates and payments on these adjustable-rate loans generally are based on the one-year constant maturity U.S. Treasury index (three-year constant maturity U.S. Treasury index in the case of three-year adjustable-rate loans) as published by the Federal Reserve Board in Statistical Release H.15. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap ranges from five to six percentage points over the initial interest rate of the loan. Our adjustable-rate one-to four-family mortgage loans generally do not provide for a decrease in the rate paid below the initial contract rate. The inability of our residential real estate loans to adjust downward below the initial contract rate can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings and equity value resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.

ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Decreasing interest rates could result in a downward adjustment of the contractual interest rates resulting in lower interest income. At June 30, 2011, 34.6% of our loan portfolio consisted of one-to four- family residential loans with adjustable interest rates.

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

Multi-Family Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family real estate. Our multi-family real estate loans are generally secured by apartment buildings within and without our primary market area. At June 30, 2011, approximately 69.6% of our multi-family real estate loans were secured by properties located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana, 69.7% of which were in the Cincinnati and northern Kentucky markets. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. We intend to continue this strategy for the foreseeable future until the local economy materially improves and the level of our nonperforming assets in these loan portfolios materially declines. At June 30, 2011, $12.1 million or 58.4% of nonperforming assets were multi-family residential real estate loans, which were made up of nine troubled debt restructurings. For additional information regarding our troubled debt restructurings, controlled growth strategy and our multi-family residential lending, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “-Implementing a controlled growth strategy to prudently increase profitability and enhance stockholder value” and “- Risk Management – Analysis of Nonperforming Assets.”

These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate multi-family real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in the Wall Street Journal, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Our adjustable-rate multi-family loans generally do not provide for a decrease in the rate paid below the initial contract rate. Loans are secured by first mortgages that generally do not exceed 80% of the lesser of the property’s appraised value or the purchase price. When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers on the loan, or, to a lesser extent, serve as a personal guarantor of the loan. Environmental surveys and/or inspections are generally required for loans over $500,000.

Loans secured by multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. A primary concern in multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and co-borrowers of loan relationships totaling more than $1.0 million, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family real estate loan, we consider the net operating income of the property, the borrower’s character and expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.

At June 30, 2011, we had $46.3 million in multi-family real estate loans outstanding, or 15.9% of total loans.

At June 30, 2011, the largest outstanding multi-family real estate loan had an outstanding balance of $5.6 million and is secured by apartment buildings in Cincinnati, Ohio. This loan was performing in accordance with its original terms at June 30, 2011.

Nonresidential Real Estate and Land Loans. We offer adjustable-rate mortgage loans secured by nonresidential real estate. Our nonresidential real estate loans are generally secured by commercial buildings. These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate nonresidential real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in the Wall Street Journal, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value or the purchase price (75% for improved land only loans and 65% for unimproved land only loans), the maximum amount of which is limited by our in-house loans to one borrower limit. When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers or as personal guarantors of the loan. As of June 30, 2011, approximately $4.7 million, or 22.7% of our nonperforming assets were nonresidential real estate loans, comprised entirely of five nonresidential real estate loans included in troubled debt restructuring. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. We intend to continue this strategy for the foreseeable future until the local economy materially improves and the level of our nonperforming assets in these loan categories materially declines. For additional information regarding our troubled debt restructurings, controlled growth strategy and our nonresidential real estate and land loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “ – Implementing a controlled growth strategy to prudently increase profitability and enhance stockholder value” and “ – Risk Management – Analysis of Nonperforming Assets.”

Loans secured by nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Our primary concern in nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships totaling more than $1.0 million, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise and character, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the leases and the credit quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys and/or inspections are generally required for loans over $500,000.

We also originate loans secured by unimproved property, including lots for single family homes and for mobile homes, raw land, commercial property and agricultural property. The terms and rates of our land loans are higher than our nonresidential and multi-family real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than one-to-four family residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% and 65% of the lesser of the appraised value or the purchase price for improved and unimproved land loans, respectively.

At June 30, 2011, we had $65.2 million in nonresidential real estate loans outstanding, or 22.4% of total loans, and $4.0 million in land loans outstanding, or 1.4% of total loans.

At June 30, 2011, the largest outstanding nonresidential real estate loan had an outstanding balance of $2.9 million. At June 30, 2011, our largest land loan, which was performing in accordance with its original terms at that date, had an outstanding balance of $893,000 and was secured by land held for nonresidential real estate development.

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

At June 30, 2011, our largest outstanding commercial construction loan was for $500,000, of which $480,000 was outstanding, and is secured by a commercial office building. This loan was performing in accordance with its original terms at June 30, 2011.

At June 30, 2011 we had $1.1 million in construction loans or 0.4% of total loans.

Commercial Loans. We occasionally make commercial business loans to professionals, sole proprietorships and small businesses in our market area. We extend commercial business loans on an unsecured basis and secured basis, the maximum amount of which is limited by our in-house loans to one borrower limit.

We originate secured and unsecured commercial lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows. Commercial lines of credit secured by nonresidential real estate are adjustable-rate loans whose rates are based on the prime interest rate as published in The Wall Street Journal, plus a spread, and adjust monthly. Commercial lines of credit secured by nonresidential real estate have a maximum term of five years and a maximum loan-to-value ratio of 80% of the pledged collateral when the collateral is nonresidential real estate. We also originate commercial lines of credit secured by marketable securities and unsecured lines of credit. These lines of credit, as well as certain commercial lines of credit secured by nonresidential real estate, require that only interest be paid on a monthly or quarterly basis and have a maximum term of five years.

We also originate secured and unsecured commercial loans. Secured commercial loans are generally collateralized by nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment and furniture and fixtures. We originate both fixed-rate and adjustable-rate commercial loans with terms up to 20 years for secured loans and up to five years for unsecured loans. Adjustable-rate loans are based on the prime interest rate as published in The Wall Street Journal, plus a spread, and adjust either monthly or annually. Where the borrower is a corporation, partnership or other entity, we generally require significant equity holders to be co-borrowers, and in cases where they are not co-borrowers, we generally require personal guarantees from significant equity holders.

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At June 30, 2011, our largest commercial loan was a $590,000 loan secured by the assets of a building supply company. This loan was performing in accordance with its original terms at June 30, 2011.

At June 30, 2011 we had $4.9 million in commercial loans outstanding, or 1.7% of total loans.

Consumer Loans. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by savings accounts or certificates of deposit (share loans), new farm and garden equipment, new and used automobiles, recreational vehicle loans and secured and unsecured personal loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We generally offer home equity loans and lines of credit with a maximum combined loan to value ratio of 90%. Our lowest interest rates are generally offered to customers with a maximum combined loan to value ratio of 80% or less. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate. Home equity lines of credit generally require that only interest be paid on a monthly basis and have terms up to 20 years. Interest rates on these loans typically adjust monthly. We offer fixed-rate and adjustable-rate home equity loans. Home equity loans with fixed-rates have terms that range from one to 15 years. Home equity loans with adjustable-rates have terms that range from one to 30 years. Interest rates on these loans are based on the prime interest rate as published in The Wall Street Journal, plus a spread. We hold a first mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.

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

We offer secured consumer loans with fixed interest rates and terms up to 10 years and secured lines of credit with adjustable-rates based on the prime interest rate as published in The Wall Street Journal with terms up to five years. We also offer fixed-rate unsecured consumer loans and lines of credit with terms up to five years. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Management–Liquidity Management.”

Agricultural Loans. Our agricultural loans were acquired in connection with our acquisition of the Ripley County branch offices in 2010. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock or equipment and are repaid from the operations of the farm. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. We have a loan officer who specializes in agricultural lending. At June 30, 2011, we had $1.7 million in agricultural loans outstanding. At June 30, 2011, our largest outstanding agricultural loan was for $306,000, and is secured by farm equipment. This loan was performing in accordance with its original terms at June 30, 2011.

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

Multi-Family and Nonresidential Real Estate and Land Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers, co-borrowers and loan guarantors of loan relationships totaling more than $1.0 million, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials.

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

Commercial Loans. Unlike one-to-four family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do one-to-four family mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Agricultural Loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise on television and on radio and in newspapers that are widely circulated in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Accordingly, when our rates are competitive, we attract loans from throughout Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. We occasionally purchase loans and participation interests in loans to supplement our origination efforts.

We generally originate loans for our portfolio, but our current practice is to sell to the secondary market almost all newly originated conforming fixed-rate, 15-, 20- and 30-year one- to four-family mortgage loans and to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Loans are sold to Freddie Mac with servicing retained.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. The board has granted the Management Mortgage Loan Committee (comprised of the President, Executive Vice President and the Senior Vice President, Lending) with loan approval authority for mortgage loans up to $200,000 and to the Board Loan Committee, consisting of the President, the Executive Vice President and three to four other members of the board, up to $1.0 million.

The board has granted authority to approve consumer loans to certain employees up to prescribed limits, depending on the officer’s experience and tenure. The board also granted loan approval authority to the Management Consumer Loan Committee, consisting of the President and the Executive Vice President, the Senior Vice President, Lending and two other experienced lenders. Any two members of the Committee may approve consumer loans secured by real estate up to $250,000, and consumer loans secured by assets other than real estate up to $100,000 and unsecured loans up to $15,000. The board of directors has also granted loan approval authority to the Management Commercial Loan Committee, consisting of the President, the Executive Vice President, and the Senior Vice President, Lending. Any two members of the Committee may approve commercial loans secured by real estate up to $250,000, commercial loans secured by assets other than real estate up to $50,000 and unsecured commercial loans up to $25,000. The Management Commercial Loan Committee may approve commercial loans secured by real estate up to $500,000, commercial loans secured by assets other than real estate up to $100,000 and unsecured commercial loans up to $50,000 with unanimous approval by the Committee.

The Board Loan Committee may approve consumer and commercial loans secured by real estate up to $1,000,000, consumer and commercial loans secured by assets other than real estate up to $300,000 and unsecured commercial loans up to $100,000.

All loans in excess of these limits must be approved by the full Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our unimpaired capital and surplus. At June 30, 2011, our general regulatory limit on loans to one borrower was $7.4 million. On June 30, 2011, our largest lending relationship was a $7.3 million multi-family real estate loan relationship. The loans that comprise this relationship were performing according to their original terms at June 30, 2011. This loan relationship was within our maximum regulatory lending limit to one borrower at June 30, 2011. In 2007, to reduce the risk of loss to any one borrower, the Board established a loans to one borrower limit of 7.5% of unimpaired capital and surplus. At June 30, 2011, this limit was $3.7 million. Any relationship in excess of 7.5% at the time of implementation would have been grandfathered in and allowed to continue.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2011.

At June 30, 2011, our investment portfolio totaled $123.9 million and consisted primarily of U.S. Government-sponsored entity securities, municipal bonds and mortgage-backed securities issued primarily by Fannie Mae and Freddie Mac, and securities of municipal governments.

At June 30, 2011, $34.3 million of our investment portfolio consisted of callable securities. These securities were included in U.S. Government agency bonds and municipal bonds. These securities contain either a one-time call option or may be called anytime after the first call date. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of income when demand for loans is weak and to generate a favorable return. The Investment Committee is responsible for the implementation of the investment policy. The Management Investment Committee, consisting of the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, is responsible for monitoring our investment performance. Individual investment transactions, portfolio composition and performance are reviewed by our board of directors monthly.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of Indiana. We attract deposits in our market area through advertising and through our website. We offer a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2011, $111.3 million, or 26.9% of our total deposits, were municipal deposits. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue to improve our funding mix by marketing lower cost core deposits. At June 30, 2011, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At June 30, 2011, $1.8 million was advanced from the Federal Home Loan Bank at an interest rate of 3.2%, and we had the ability to draw up to an additional $73.2 million from the Federal Home Loan Bank.

Personnel

As of June 30, 2011, we had 95 full-time employees and 15 part-time employees, none of which are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Regulation and Supervision

General

As a federal mutual holding company, United Community MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). United Community Bancorp, as a federally chartered corporation, is also subject to reporting to and regulation by the Federal Reserve Board. United Community Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”), as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. United Community Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. United Community Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OCC and/or the FDIC conduct periodic examinations to test United Community Bank’s safety and soundness and compliance with various regulatory requirements.

This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Federal Reserve Board, the OCC, the FDIC or Congress, could have a material adverse impact on United Community MHC, United Community Bancorp, United Community Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of federal savings banks such as United Community Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated. Responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The OCC assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions took place on July 21, 2011. On the same date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Federal Reserve Board, which currently supervises bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as United Community Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator.

As part of the Dodd-Frank Act regulatory restructuring, the Office of Thrift Supervision’s authority over savings and loan holding companies, such as United Community MHC and United Community Bancorp, was transferred to the Federal Reserve Board, which is the agency that regulates and supervises bank holding companies.

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

Holding Company Regulation

General. United Community MHC is a savings and loan holding company within the meaning of federal law. As such, United Community MHC is registered with the Federal Reserve Board and is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over United Community MHC and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to United Community Bank.

Activities Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and Federal Reserve Board regulations, a mutual holding company, such as United Community MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Association Holding Company Act, unless the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve Board.

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

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources and future prospects of United Community MHC and the institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. United Community Bank must notify the Federal Reserve Board30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Stock Holding Company Subsidiary Regulation. The Federal Reserve Board has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under these rules, the stock holding company subsidiary holds all the shares of the mutual holding company’s savings association subsidiary and issues the majority of its own shares to the mutual holding company parent. In addition, the stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same terms and conditions. Finally, Federal Reserve Board regulations maintain that the stock holding company subsidiary must be federally chartered for supervisory reasons.

Acquisition of United Community MHC. Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of United Community MHC or the institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control of United Community MHC. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Waivers of Dividends. Federal Reserve Board regulations require United Community MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from United Community Bancorp. The Federal Reserve Board reviews dividend waiver notices on a case-by-case basis, and, the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.

While United Community MHC is grandfathered for purposes of the Federal Reserve Board dividend waiver regulations, we cannot assure that the Federal Reserve Board will grant a dividend waiver request and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as United Community MHC.

The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the form of the final dividend waiver regulations or their affect on United Community MHC’s ability to waive dividends.

Conversion of United Community MHC to Stock Form. Federal Reserve Board regulations permit United Community MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no present intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to United Community Bancorp, United Community MHC’s corporate existence would end and certain depositors of United Community Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than United Community MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than United Community MHC own the same percentage of common stock in the new holding company as they owned in United Community Bancorp immediately before conversion. The total number of shares held by stockholders other than United Community MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

The Dodd-Frank Act provides that the Federal Reserve Board will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form because, United Community MHC was formed, engaged in a minority stock offering and waived dividends prior to December 1, 2009.

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

Capital Requirements. The OCC capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OCC regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2011, United Community Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2010, the Federal Deposit Insurance Corporation first established an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of United Community Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. The management of United Community Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

As of June 30, 2011, United Community Bank met the qualified thrift lender test.

Limitation on Capital Distributions. Federal Reserve Board and OCC regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, a notice must be filed with the Federal Reserve Board 30 days prior to declaring a dividend, with a notice to the OCC. The Federal Reserve Board may disapprove a dividend notice if the proposed dividend raises safety and soundness concerns, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. In the event United Community Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, United Community Bank’s ability to make capital distributions could be restricted. In addition, the Federal Reserve Board could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Federal Reserve Board determines that such distribution would constitute an unsafe or unsound practice. Federal law further provides that no insured depository institution may pay a dividend that causes it to fall below any applicable regulatory capital requirement or if it is in default of its FDIC deposit insurance assessment.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a savings institution fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

Enforcement. The OCC has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions were previously required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OTS assessments paid by United Community Bancorp and United Community Bank for the fiscal year ended June 30, 2011 totaled $121,000. The Office of the Comptroller of the Currency, which assumed the regulatory responsibilities of the OTS as to federal savings banks, similarly supports its operations through assessments on regulated institutions.

Federal Home Loan Bank System

United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Community Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2011 of $2.5 million.

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

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2006. For its 2011 tax year, United Community Bank’s maximum federal income tax rate was 34%.

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

State Taxation

Indiana Taxation. Indiana imposes an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. Starting in 2012, this tax rate will drop by 0.5% per year until reaching 6.5% in 2015. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. United Community Bank’s state franchise tax returns have not been audited for the past five tax years.

Executive Officers of United Community Bancorp and United Community Bank

Name	Age at June 30, 2011	Principal Position

William F. Ritzmann	63	President and Chief Executive Officer

Elmer G. McLaughlin	59	Executive Vice President, Chief Operating Officer and Corporate Secretary

James W. Kittle	53	Senior Vice President, Lending

Vicki A. March, CPA	55	Senior Vice President, Chief Financial Officer and Treasurer

W. Michael McLaughlin	52	Senior Vice President, Operations

Michael B. Shannon, CPA	33	Vice President and Controller

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

W. Michael McLaughlin has served as Senior Vice President, Operations of the Bank since 1983.

Michael B. Shannon has served as Vice President and Controller of United Community Bancorp since March, 2011, and for United Community Bank since 2007. Prior to that time, Mr. Shannon worked in public accounting for over five years for two major international firms and for a year as internal auditor with a regional bank.

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

Our nonperforming assets have increased as a result of the recent economic recession. At June 30, 2011, we had total nonperforming assets of $20.7 million, or 4.4% of total assets, a $9.8 million increase from $10.9 million at June 30, 2010. The increase in nonperforming assets over this period is primarily the result of increases in troubled debt restructurings on nonaccrual status from $5.3 million at June 30, 2010 to $16.2 million at June 30, 2011. Troubled debt restructurings are considered to be impaired, except for those that have an established payment history under the terms of the restructured loan. The overall increase in troubled debt restructurings from June 30, 2010 to June 30, 2011 is related to continued weakness in the local economy. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of United Community Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At June 30, 2011, our allowance for loan losses amounted to $5.0 million, or 1.73% of total loans and 24.5% of nonperforming loans, compared to $5.7 million, or 1.80% of total loans and 53.7% of nonperforming loans June 30, 2010.

As a result of our controlled growth strategy, we expect our weighted average yield on interest-earning assets will decrease in future periods.

We have implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn and Ripley Counties in Indiana. We intend to continue this strategy until the local economy materially improves. As a result, we will likely experience growth in our one- to four- family residential mortgage loan portfolio and in our investment securities portfolio. At June 30, 2011, one- to four- family residential real estate mortgage loans totaled $131.2 million, or 27.8%, of our total assets and our investment securities portfolio totaled $123.9 million, or 26.2%, of our total assets.

As a result, we expect that our weighted average yield on interest-earning assets will decrease in future periods because one-to four-family mortgage loans and investment securities generally yield less than nonresidential mortgage loans and multi-family real estate loans. We expect this strategy will make us more reliant on our non-interest income in order to generate net income. While we have identified various strategies that we are pursuing to improve earnings, including growing and diversifying our sources of non-interest income, these strategies may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected. For more detail on our controlled growth strategy and our strategic initiatives to improve earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Strategy.”

Our multi-family, nonresidential real estate and land loans expose us to increased lending risks.

At June 30, 2011, our nonresidential real estate and multi-family real estate loan portfolios represented 22.4% and 15.9%, respectively, of our total loans outstanding, compared to 24.5% and 13.5%, respectively at June 30, 2007 and nonresidential real estate and multi-family real estate loans represented 22.7% and 58.4%, respectively, of our total nonperforming assets at June 30, 2011, compared to 69.2% and 0.0%, respectively, at June 30, 2007. We have grown our loan portfolio in recent years, particularly with respect to multi-family residential and nonresidential real estate and land loans, but our current strategy is to control the growth of these loans, particularly those involving properties outside of our local market area until the local economy materially improves and the level of our nonperforming assets in these loan portfolios materially declines. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. Also, many of our multi-family and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan.

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

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.73% of total loans and 24.5% of nonperforming loans at June 30, 2011. Our allowance for loan losses at June 30, 2011 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Our emphasis on one-to four-family mortgage loans exposes us to lending risks.

At June 30, 2011, $131.2 million, or 45.1%, of our loan portfolio consisted of one-to four-family mortgage loans, and $32.0 million, or 11.0%, of our loan portfolio consisted of home equity loans and second mortgage loans.

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

Increases in the unemployment rate may result in more borrowers being unable to repay their loans. As of June 30, 2011, U.S. Department of Labor statistics reflected that Dearborn County and Ripley County had an unemployment rate of 8.3% and 9.0%, respectively, compared to Indiana and national unemployment rates of 8.5% and 9.3%, respectively.

Our primary market area depends substantially on the gaming industry and a decline in that industry could hurt our business and our prospects.

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

A majority of our real estate loans held for investment are adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, increasing the possibility of default. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. At June 30, 2011, approximately 77.8% of our total loans had adjustable rates of interest.

Municipal deposits are an important source of funds and a reduced level of those deposits may hurt our profits. Securities we pledge as collateral for our municipal deposits may be subject to risk of loss.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2011, $111.3 million, or 26.9% of our total deposits, consisted of municipal deposits. If our municipal deposits decrease to a level where we would need to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would hurt our profits. Since May, 2011, we are required to pledge collateral to the Indiana Board of Depositories equal to 100% of the municipal deposits maintained at United Community Bank as of December 31, 2010. The percentage that we are required to pledge as collateral will periodically vary based on a number of financial factors. This collateral is used to insure the municipal deposits of all institutions who receive deposits from Indiana municipalities, and, therefore, is subject to risk of loss if other such institutions fail and there are insufficient Federal Deposit Insurance funds available to cover the liabilities of such institutions.

We are dependent upon the services of key executives.

We rely heavily on our President and Chief Executive Officer, William F. Ritzmann and on our Executive Vice President and Chief Operating Officer, Elmer G. McLaughlin. The loss of Mr. Ritzmann or Mr. McLaughlin could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We have employment agreements with Messrs. Ritzmann and McLaughlin.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2010, the most recent date for which information is available, we held 41.26% of the deposits in Dearborn County and 9.47% of the deposits in Ripley County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

Recently enacted financial regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Mutual holding companies and savings and loan holding companies, including United Community MHC and United Community Bancorp, are regulated by the Board of Governors of the Federal Reserve Board System. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as United Community Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in United Community Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

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

Federal Reserve Board policy on remutualization transactions could prohibit acquisition of United Community Bancorp, which may adversely affect our stock price.

Current Federal Reserve Board regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has resulted in a degree of takeover speculation for mutual holding companies that is reflected in the per share price of mutual holding companies’ common stock. However, United Community Bancorp’s former regulator, the OTS, had adopted a policy statement indicating that it viewed remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. The Federal Reserve Board has not adopted a similar policy statement or issued on the matter and future Federal Reserve Board regulation may negatively affect United Community Bancorp. Under certain circumstances, the Federal Reserve Board may give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Federal Reserve Board’s concerns are not warranted in the particular case. Should the Federal Reserve Board prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected.

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

Federal Reserve Board regulations may restrict United Community Bank’s ability to make capital distributions, which could limit our ability to pay dividends to our shareholders.

United Community Bank, our wholly-owned subsidiary, is the primary source of cash with which we pay the cash dividend on our common stock. Federal Reserve Board regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. Under the regulations, a notice must be filed with the Federal Reserve Board 30 days prior to declaring a dividend, with a notice to the OCC. The Federal Reserve Board may disapprove a dividend notice if the proposed dividend raises safety and soundness concerns, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. In the event United Community Bank’s capital falls below its regulatory requirements or the OCC notifies it that it is in need of increased supervision, United Community Bank’s ability to make capital distributions, including cash dividends, could be restricted, thereby eliminating the primary source of cash with which we pay our dividend to our shareholders.

Our ability to pay dividends is subject to the waiver of dividends by United Community MHC.

The ability of United Community Bancorp to pay dividends is subject to the waiver of dividends by United Community MHC.

United Community MHC owns a majority of United Community Bancorp’s outstanding stock. United Community MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public stockholders is significantly higher than it would be if United Community MHC accepted dividends. United Community MHC is not required to waive dividends, but United Community Bancorp expects this practice to continue. As such, United Community MHC is required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends. The current waiver is effective for dividends paid for the quarter ended June 30, 2011. As of the filing date of this Form 10-K we have applied for a waiver from the Federal Reserve Board for any dividends that may be paid for the quarters ending September 30, 2011, December 31, 2011 and March 31, 2012. It is expected that United Community MHC will continue to waive future dividends, except to the extent dividends are needed to fund United Community MHC’s continuing operations, subject to the ability of United Community MHC to obtain regulatory approval of its requests to waive dividends.

The Federal Reserve Board has adopted an interim final rule which requires United Community MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from United Community Bancorp. In addition, the interim final rule also requires that United Community MHC obtain the approval of a majority of the eligible votes of members before it can waive dividends. The Federal Reserve Board reviews dividend waiver notices on a case-by-case basis, and, the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.

While United Community MHC is grandfathered for purposes of the Federal Reserve Board dividend waiver regulations, we cannot assure that the Federal Reserve Board will grant a dividend waiver request and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as United Community MHC.

The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the form of the final dividend waiver regulations or their affect on United Community MHC’s ability to waive dividends.

Our mutual holding company structure limits our ability to raise additional equity capital.

Even though we are already well capitalized, our mutual holding company structure limits our ability to raise additional equity capital without undertaking a second-step conversion transaction because we cannot issue stock in an amount that would cause United Community MHC to own less than a majority of our outstanding shares. Currently, United Community MHC owns approximately 59% of our outstanding shares. In addition, any stock issuance by us must be approved by the Federal Reserve Board and must be structured in a manner similar to a mutual to stock conversion, including the stock purchase priorities accorded to members of the mutual holding company, unless otherwise approved by the Federal Reserve Board. These requirements limit our ability to control the timing and structure of a stock offering.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at June 30, 2011, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased		Date of Lease Expiration	Net Book Value as of June 30, 2011

Full-Service Branch and Main Office: 92 Walnut Street Lawrenceburg, Indiana 47025	2004	Owned		—	$1,284,000

Full-Service Branches: 215 W. Eads Parkway Lawrenceburg, Indiana 47025	1914	Owned		—	465,000

19710 Stateline Road Lawrenceburg, Indiana 47025	2000	Owned		—	771,000

447 Bielby Road Lawrenceburg, Indiana 47025	1999	Leased		2/2012	—

500 Green Blvd Aurora, Indiana 47001	2006	Owned		—	1,209,000

7600 Frey Road St. Leon, Indiana 47012	2007	Owned		—	1,201,000

106 Mill Street Milan, Indiana 47031 (2)	1990(1)	Owned		—	394,000

420 South Buckeye Osgood, Indiana 47037 (2)	1977(1)	Owned		—	387,000

111 East U.S. 50 Versailles, Indiana 47042 (2)	1983(1)	Owned		—	379,000

Other Properties: Corner of State Route 350 & State Route 101 Milan, Indiana 47031	Lot	Owned	(2)	—	135,000
Corner of 4th and Main Street Lawrenceburg, Indiana 47025	Lot	Owned	(2)	—	77,000

(1)	Acquired from Integra Bank National Association on June 4, 2010. “Year Opened” for these branches reflects the date the branch was originally opened (prior to being acquired by United Community Bank).
(2)	Land only.

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

The Company’s common stock, par value $0.01 per share, is traded on the Nasdaq Global Market under the symbol “UCBA.” On June 30, 2011, there were 678 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 2006. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See “Business—Regulation and Supervision—Limitation on Capital Distributions” for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock.

Fiscal Year 2011:	High	Low	Dividends Declared
Fourth Quarter	$7.49	$6.20	$0.11
Third Quarter	8.13	7.04	0.11
Second Quarter	7.75	6.04	0.11
First Quarter	8.00	6.88	0.11

Fiscal Year 2010:	High	Low	Dividends Declared
Fourth Quarter	$7.75	$6.06	$0.11
Third Quarter	6.95	6.15	0.10
Second Quarter	7.03	6.15	0.10
First Quarter	7.55	5.01	0.10

Purchases of Equity Securities

The Company did not repurchase stock during the three months ended June 30, 2011.

Item 6. Selected Financial Data

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Financial Condition Data:
Total assets	$472,576	$492,104	$401,579	$382,726	$381,061
Cash and cash equivalents	31,159	32,023	27,004	35,710	43,025
Securities held-to-maturity	564	631	175	200	223
Securities available-for-sale	49,230	62,089	46,769	13,816	17,231
Mortgage-backed securities available-for-sale	74,119	57,238	29,713	24,211	26,701
Loans receivable, net	286,173	309,575	272,270	284,352	273,605
Deposits	413,091	430,180	339,616	320,774	316,051
Advances from Federal Home Loan Bank	1,833	2,833	3,833	4,833	—
Stockholders’ equity	54,036	55,480	55,079	54,489	62,461

	For the Years Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Operating Data:
Interest income	$19,846	$18,936	$19,912	$21,615	$21,687
Interest expense	5,587	6,429	7,906	11,353	10,576

Net interest income	14,259	12,507	12,006	10,262	11,111
Provision for loan losses	6,182	2,509	2,447	4,718	730

Net interest income after provision for loan losses	8,077	9,998	9,559	5,544	10,381
Other income	4,038	3,557	2,787	2,197	2,848
Other expense	12,486	12,198	11,450	9,850	9,250

Income (loss) before income taxes	(371)	1,357	896	(2,109)	3,979
Provision (benefit) for income taxes	(296)	343	177	(653)	1,485

Net income (loss)	$(75)	$1,014	$719	$(1,456)	$2,494

Per Share Data:
Earnings (loss) per share, basic and diluted	$(0.01)	$0.13	$0.09	$(0.19)	$0.31

	At or for the Years Ended June 30,
	2011	2010	2009	2008	2007
Performance Ratios:
Return on average assets	(0.02)%	0.24%	0.18%	(0.38)%	0.67%
Return on average equity	(0.14)	1.83	1.31	(2.48)	3.96
Interest rate spread (1)	3.02	2.96	3.04	2.43	2.68
Net interest margin (2)	3.10	3.12	3.25	2.85	3.15
Noninterest expense to average assets	2.55	2.87	2.92	2.58	2.48
Efficiency ratio (3)	68.24	75.93	77.40	79.06	66.27
Average interest-earning assets to average interest-bearing liabilities	106.69	109.51	110.34	112.97	115.40
Average equity to average assets	11.22	13.06	14.02	15.41	16.92
Dividend payout ratio (4)	NM	115.38	152.43	NM	41.46

United Community Bank Capital Ratios:
Tangible capital	9.83	9.17	12.08	13.00	13.42
Core capital	9.83	9.26	12.08	13.00	13.42
Total risk-based capital	17.84	14.27	18.40	20.51	21.24

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	7.08	3.35	2.15	2.57	1.14
Allowance for loan losses as a percent of total loans	1.73	1.80	1.52	1.59	0.97
Allowance for loan losses as a percent of nonperforming loans	24.46	53.73	70.51	61.98	84.55
Net charge-offs to average outstanding loans during the period	2.29	0.38	1.00	1.06	0.06

Other Data:
Number of: Real estate loans outstanding	1,787	1,685	1,463	1,396	1,456
Deposit accounts	32,544	27,595	24,572	22,175	21,655
Offices	9	9	6	6	6

NM	Not meaningful.
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expense divided by the sum of net interest income and other income.
(4)	Represents dividends declared (excluding waived dividends) divided by net income. A summary of the dividends declared and waived (and thus not paid) dividends is set forth below:

	For the Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Dividends:
Paid to minority stockholders	$1,357	$1,170	$1,096	$1,059	$1,034
Waived by United Community MHC	1,955	1,909	1,722	1,536	1,350

Total dividend	$3,312	$3,079	$2,818	$2,595	$2,384

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

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable credit losses inherent in the loan portfolio. The allowance is established through the provision for loan losses, which is charged to income. Management estimates the allowance balance required using past loan loss experience, the nature and value of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors. The allowance is available for any loan that, in management’s judgment, should be charged-off, and allocation of the allowance may be made for specific loans.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; and value of collateral. Inherent loss factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 5 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (ASC) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. The Company adopted the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes effective July 1, 2007. Implementation resulted in no cumulative effect adjustment to retained earnings as of the date of adoption. The Company had no unrecognized tax benefits as of June 30, 2011 and 2010. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2011 and 2010, and had no accrued interest and penalties on the balance sheet as of June 30, 2011 and 2010. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2006.

Fair Value Measurements. ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated balance sheet for which it is practicable to estimate the value. For financial instruments where quoted market prices are not available, fair values are estimated using present value or other valuation methods.

The following methods and assumptions are used in estimating the fair values of financial instruments:

Cash and Cash Equivalents. The carrying values presented in the consolidated statements of position approximate fair value.

Investments and Mortgage-Backed Securities. For investment securities (debt instruments) and mortgage-backed securities, fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.

Loans receivable. The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial characteristics. Loans are segregated by types, such as residential mortgage, nonresidential real estate, and consumer. Each loan category is further segmented into fixed and adjustable-rate interest, terms, and by performing and non-performing categories. The fair value of performing loans, except residential mortgage loans, is calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value for significant non-performing loans is based on recent internal or external appraisals. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined by using available market information.

Federal Home Loan Bank stock. The Bank is a member of the Federal Home Loan Bank system and is required to maintain an investment based upon a pre-determined formula. The carrying values presented in the consolidated statements of position approximate fair value.

Deposits. The fair values of passbook accounts, NOW accounts, and money market savings and demand deposits approximate their carrying values. The fair values of fixed maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar maturities.

Advance from Federal Home Loan Bank. The fair value is calculated using rates available to the Company on advances with similar terms and remaining maturities.

Off-Balance Sheet Items. Carrying value is a reasonable estimate of fair value. These instruments are generally variable rate or short-term in nature, with minimal fees charged.

Operating Strategy

Our mission is to operate and grow a profitable, independent community-oriented financial institution serving primarily retail customers and small businesses in our market areas. The following are key elements of our business strategy:

Continuing our community-oriented focus

As a community-oriented financial institution, we emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe that our community orientation is attractive to our customers and distinguishes us from the large banks that operate in our market area. Our ability to succeed in our communities is enhanced by the stability of our senior management. Senior management has an average tenure with United Community Bank of over 33 years. Our community focus is further supported by the community service activities of our employees and the charitable activities of the United Community Bank Charitable Foundation. Established in 2006, the foundation provides funds to eligible nonprofit organizations with the goal of enhancing the quality of life in the communities served by United Community Bank. We intend to continue to leverage these strengths in our markets for the purpose of originating new deposits and loans, particularly through our new Ripley County branch offices, while continuing to focus on profitability.

Implementing a controlled growth strategy to prudently increase profitability and enhance stockholder value

Our primary lending activity is the origination of one-to four family mortgage loans secured by homes in our local market area, particularly in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Between 2006 and 2010, we expanded and diversified our lending activities by originating multi-family and nonresidential real estate secured by properties in the metropolitan Cincinnati market area and, to a lesser extent, in northern Kentucky and the Indiana counties outside of our local market area. These multi-family and nonresidential real estate loans comprise the substantial majority of our nonperforming assets.

From June 30, 2006 until June 30, 2010, our multi-family real estate loans grew to $46.8 million, or 14.8% of our total loans outstanding from $20.3 million, or 8.2% of the total loan portfolio. In the Cincinnati and northern Kentucky markets, our multi-family loans grew from $15.5 million to $32.8 million, and increased as a percentage of total nonperforming loans from 0.0% at June 30, 2006 to 49.6% at June 30, 2010.

During the same period, our non-residential real estate loans grew to $77.6 million, representing 24.6%, of total loans outstanding from $65.6 million, or 26.5%, of total loans outstanding. In the Cincinnati and northern Kentucky markets, our non-residential real estate loans increased to $35.8 million from $21.7 million, and increased as a percentage of total nonperforming loans from 22.3% at June 30, 2006 to 25.9% at June 30, 2010.

As a result of the issues arising in our multi-family and nonresidential real estate loan portfolios, in June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. As part of this strategy, we also amended our loan policy to reduce our concentration limits for nonresidential real estate, multi-family real estate, construction and land loans to 175%, 125%, 10% and 10%, respectively, of the sum of core capital plus our allowance for loan losses. As of June 30, 2011, these loans represented 127.94%, 90.90%, 2.13% and 7.82%, respectively, of the sum of core capital plus our allowance for loan losses.

We intend to continue this controlled growth strategy for the foreseeable future until the local economy materially improves and the level of our nonperforming loans in these loan portfolios materially declines. As a result, we will likely experience growth in our one-to-four family residential mortgage loan portfolio and in our investment securities portfolio. Accordingly, we expect that our weighted average yield on interest-earning assets will decrease in future periods because one-to-four family mortgage loans and investment securities generally yield less than nonresidential and multi-family real estate loans. We believe our existing infrastructure and our recent expansion into Ripley County, will enable us to originate new loans, subject to the foregoing strategy, both to replace existing loans as they are repaid and prudently grow our loan portfolio.

Improving our asset quality

We recognize that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative. We also believe that we have implemented and diligent monitoring and collection efforts. Historically, we had not incurred significant losses in our lending operations. Beginning in the year ended June 30, 2008, we began to experience the adverse effects of the significant national decline in real estate values and some of our borrowers’ ability to pay loans. Our nonperforming assets increased from $7.9 million, or 2.0% of total assets at June 30, 2010 to $10.9 million, or 2.2% of total assets as of June 30, 2010, to $20.7 million, or 4.4% of total assets at June 30, 2011. The consequences of this decline were generally evident in all portfolio types, but were more pronounced in the multi-family and nonresidential real estate loans.

Our initial approach to resolving nonperforming loans focused on foreclosure and liquidations in the year ended June 30, 2008 and the greater part of the year ended June 30, 2009. This manner of troubled asset resolution proved costly as a result of legal and other operating costs in the process. As a result, beginning in the latter part of the year ended June 30, 2009, we placed more attention and resources on loan workouts and initiated a troubled debt restructuring process initiative with respect to nonperforming loans that provided for either restructuring the loan to the existing borrower in recognition of the lower available cash flows from the collateral properties or identification of stronger borrowers to purchase the property and refinance the loan. Under troubled debt restructurings, borrowers are granted limited rate concessions generally ranging from 100 to 300 basis below the then current market rate, for periods of up to three years. If the loan performs in accordance with its restructured terms, then, at the end of the concession period, the loan is refinanced to the then current market interest rate. Under either resolution alternative, we believe we have provided the necessary valuation allowances or charge-offs to reflect the loans’ carrying amounts at fair value at the time of restructuring. Management works closely with the Internal Asset Review Committee of the board of directors to resolve nonperforming assets in a manner most advantageous to the Company.

Loan workouts and modifications are handled by the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, and the Senior Vice President, Lending, and are subject to approval by the Board of Directors. Delinquent or otherwise nonperforming mortgage loan and home equity loan customers are asked to provide updated financial information and the reasons for their inability to pay or comply with the contractual terms of the loans. Management ascertains the value of the underlying collateral, depending on the type of property, through an independent appraisal or an in-house cash flow analysis of the property. If the Company determines that the ultimate repayment of the loan will be derived from the sale of the property it is determined to be collateral dependent. If the repayment will come from cash flows of the property the Company will determine the value of the loan using the present value of expected cash flows. Once the value of collateral is established, management will treat as impaired the amount of any shortfall between the collateral value and the outstanding principal loan balance. Management will then develop and pursue a workout plan with the borrower. Once a workout plan is established and implemented, management monitors monthly performance of the loan at least until it is removed from nonaccrual status. On an annual basis, management will conduct property inspections and review financial information of the borrowers and any guarantors.

In situations where a collateral value shortfall (i.e., the value of the underlying collateral of the loan is less than the outstanding principal balance of the loan) is discovered on a previously existing loan, typically through an updated appraisal or collateral inspection, management will seek to obtain additional collateral and/or a personal guaranty at that time. If no additional collateral or personal guaranty is available, management will work with the borrower on a suitable workout arrangement that may include a troubled debt restructuring, or foreclose on the collateral property. In determining the best suited workout arrangement, management reviews the financial condition of the borrower, the cash flow of the collateral property and the value of the loan’s collateral.

If we obtain a personal guaranty or a co-borrower, we assess the strength and value of the guaranty or co-borrower at the time the loan is closed and the guaranty granted and re-evaluate it at least annually. The strength of each guaranty is determined by evaluating the guarantor’s net worth, liquid net worth, debt-to-income ratio and credit score. In certain circumstances, we may deem it appropriate not to enforce a guaranty, such as when it determines enforcing a guaranty could be detrimental to a larger banking relationship.

At June 30, 2011, approximately $16.2 million, or 78.4%, of our nonperforming loans were troubled debt restructurings. During the third quarter of the year ended June 30, 2011, we began restructuring loans into a Note A/Note B format. Upon performing a global analysis of the total lending relationship with the involved borrower, the terms of Note A are calculated using current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of 1.5x or better, which is more stringent than our current underwriting standards, which typically require a debt service coverage ratio of 1.2x. That payment is calculated based upon a 30 year amortization period, then fixed for two years, with the loan maturing at the end of the two year period. The amount for Note B is the difference between the amount of Note A and the original payoff amount to be refinanced, plus all other expenses necessary to restructure the loans. Note B is given the same interest rate and balloon term as Note A, but no principal or interest payments are due until maturity. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off at the time of issuance of Note B. Note A is treated as any other TDR and, generally, may return to accrual status after a history of performance in accordance with the restructured terms of at least six consecutive months is established.

The intended positive effect of employing the Note A / Note B strategy is twofold. First, this restructuring and subsequent charge-offs to an “as is” fair value determination enables the Company to expeditiously liquidate delinquent loan balances if the restructured loans experience further delinquency. Second, the Company believes that, because of its implementation of this strategy and because the loans which needed to be restructured in this manner represented a distinct identifiable pool of loans, the 30 to 89 day delinquent migration of nonresidential and multi-family loans has slowed significantly. Specifically, as of June 30, 2011, these loan delinquencies declined to $473,000 from $6.0 million at December 31, 2010. While we note the higher charge-offs encountered in one- to four-family and consumer loans in fiscal 2011, we do not view any further significant adverse trends continuing with respect to these loan types that would require a material adjustment to our allowance for loan losses. For additional information regarding our troubled debt restructurings, see “—Risk Management—Analysis of Nonperforming and Classified Assets.”

We have implemented more stringent underwriting standards for our residential lending programs. We have enhanced our document requirements and document review process. Residential real estate mortgage applicants are required to have a higher credit score than previously required. We have reduced the maximum loan-to-value ratio for consumer loans from 100% to 90%. Commercial and nonresidential real estate loan customers are required to provide us with rent rolls, and financial statements for evaluation on a more frequent basis, and members of our loan department are in more regular contact with these customers. Annually, every loan with an outstanding balance of at least $1.0 million is reviewed by an independent third party loan reviewer. We have hired a credit analyst to perform an annual review of all commercial loans having an outstanding balance of at least $1.0 million. As discussed above, we have also implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios. For additional information on this strategy, see “—Implementing a controlled growth strategy to prudently increase profitability and enhance stockholder value.”

Improving our funding mix by attracting lower cost core deposits

Core deposits include all deposit account types except certificates of deposit and municipal deposits. Core deposits represent our best opportunity to develop customer relationships that enable us to cross sell our full complement of products and services. Core deposits are our least costly source of funds which improves our interest rate spread and also contributes non-interest income from account related services, and are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2011, core deposits represented 32.9% of our total deposits compared to 31.8% at June 30, 2010. Municipal deposits represent tax and other revenues from the local gaming industry. Since May, 2011, we have been required to pledge collateral to the Indiana Board of Depositories equal to 100% of the municipal deposits maintained at United Community Bank. The percentage that we are required to pledge as collateral will periodically vary based on a number of financial factors. In recent years, we have steadily decreased our reliance on municipal deposits as a percentage of total deposits. At June 30, 2011, municipal deposits represented 26.9% of total deposits, compared to 47.9% of total deposits at June 30, 2006. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue to improve our funding mix by marketing lower cost core deposits.

We aggressively market core deposits through concentrated advertising and public relations. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for critical electronic banking services, including online banking, bill pay, eStatements, merchant capture, and business online cash management tools that include ACH origination, direct deposit, payroll, federal tax payment, wire transfer capabilities. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure.

Continuing to increase noninterest income

Our earnings rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and other borrowings. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase noninterest income. Our primary recurring source of non-interest income has been service charges on deposit products and other services. However, recent regulatory changes have restricted our ability to charge for other services and will increase the difficulty of expanding our service fee income. We have also implemented, and realize fee income from, an overdraft protection program and from customer use of debit cards. We also have a significant secondary mortgage operation, including loan servicing, and we continue to invest in personnel and systems to increase our ability to sell one-to four-family mortgages in the secondary market to increase fee income and reduce interest rate risk through the sale of conforming long-term fixed-rate one-to four-family residential mortgage loans. To date, all loans are sold without recourse but with servicing retained. The volume of loans sold totaled $21.1 million and $25.1 million for the years ended June 30, 2011 and 2010, respectively. For the years ended June 30, 2011 and 2010, we earned $519,000 and $278,000, respectively, on the sale of loans. We intend to continue to originate loans for sale in the secondary market to grow our servicing portfolio and generate additional non-interest income. We continue to review programs to further enhance our service fee structure within the new regulatory environment. We have also enhanced our ability to increase our non-interest income from the sale of non-deposit investment and insurance products through Lincoln Financial Advisors, a third party registered broker-dealer, by adding two new investment advisors to serve our branch offices.

Upgrading our existing branches, particularly the branch offices we acquired in June, 2010

In an effort to retain customers and attract new customers, we have, in recent years, significantly remodeled four of our offices to improve the décor and traffic flow of the public spaces. Of these four, our Stateline Road branch office was almost doubled in size and significant office space was added to our Aurora branch office, in each case to accommodate the growth we have experienced at those offices. We have also remodeled those offices to improve the presentation of the products and services we are offering to our customers. We intend to continue to upgrade our branch facilities, particularly the branch offices we recently acquired in Ripley County, Indiana. Total remodeling expenses for fiscal 2011 approximated $250,000, all of which has been capitalized.

Expanding our geographic footprint

We consider our primary deposit and lending market area to be Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. In recent years, we have expanded our lending efforts in the Greater Cincinnati metropolitan area and northern Kentucky. Since 2005, we have grown our community banking franchise organically through the addition of de novo branches in St. Leon and Aurora, Indiana, and through the strategic acquisition of three branch offices in Ripley County, Indiana. As a result, we have increased our branch network from four to nine offices. We plan to continue to seek opportunities to grow our business through a combination of de novo branching and complementary acquisitions in our existing market and contiguous markets. We will consider acquisition opportunities that expand our geographic reach in banking, insurance or other complementary financial service businesses, although we do not currently have any agreements or understandings regarding any specific acquisition.

Balance Sheet Analysis

Total assets were $472.7 million at June 30, 2011, compared to $492.1 million at June 30, 2010. Total liabilities were $418.4 million at June 30, 2011, compared to $436.6 million at June 30, 2010. Total stockholders’ equity was $54.3 million at June 30, 2011, compared to $55.5 million at June 30, 2010. The decrease in assets was primarily due to a $23.4 million decrease in loans, reflecting the combined effect of the refinancing of $20.1 million of residential mortgage loans into lower fixed-rate loans which were sold to Freddie Mac, and the prepayment of several large commercial loans aggregating $7.7 million in the current fiscal year. The decrease in liabilities was primarily due to a $10.4 million decrease in municipal deposits and a $6.7 million decrease in other deposits resulting from the Bank’s decision to reduce its reliance on municipal deposits and other higher cost deposits. At June 30, 2011, the Bank’s regulatory capital exceeded the levels required to be categorized as “well capitalized” under applicable regulatory capital guidelines.

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

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2011, these loans totaled $131.1 million, or 45.1% of total gross loans, compared to $137.5 million, or 43.6% of total gross loans, at June 30, 2010. During the past two years, decreases in one- to four-family mortgages due to customers refinancing into fixed-rate loans that are being sold to Freddie Mac have generally been offset by the loans we acquired with the three Integra branch offices in June 2010 and by increased loan production in the two de novo branches we have opened since 2005.

Multi-family and nonresidential real estate and land loans totaled $115.4 million and represented 39.7% of total loans at June 30, 2011, compared to $129.7 million, or 41.1% of total loans, at June 30, 2010. While charge-offs have recently reduced these portfolios, they remain a substantial segment of our loan portfolio. However, we have recently implemented a controlled growth strategy that is expected to reduce these portfolios as a percentage of total loans.

Construction loans totaled $1.1 million, or 0.4% of total loans, at June 30, 2011, compared to $1.6 million, or 0.5% of total loans, at June 30, 2010.

Commercial business loans totaled $4.9 million, or 1.7% of total loans, at June 30, 2011, compared to $5.5 million, or 1.8% of total loans, at June 30, 2010.

Consumer loans totaled $36.6 million, or 12.6% of total loans, at June 30, 2011, compared to $39.1 million, or 12.4% of total loans, at June 30, 2010. The decrease in the consumer loan portfolio for the year ended June 30,

2011 is attributable to more customers refinancing their homes into lower rate fixed mortgages and using some of those proceeds to pay off higher rate consumer loans.

Agricultural loans totaled $1.7 million, or 0.5% of total loans, at June 30, 2011, compared to $1.8 million or 0.6% of total loans, at June 30, 2010. We did not have any agricultural loans prior to our acquisition of the three branches from Integra Bank.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$131,153	45.1%	$137,473	43.6%	$124,391	44.9%	$134,965	46.5%	$126,398	45.4%
Multi-family	46,296	15.9	46,777	14.8	47,060	17.0	43,671	15.1	37,500	13.5
Construction	1,084	0.4	1,566	0.5	1,609	0.6	2,493	0.9	9,507	3.4
Nonresidential real estate	65,156	22.4	77,568	24.6	66,970	24.2	66,940	23.1	67,864	24.5
Land	3,985	1.4	5,401	1.7	5,059	1.7	6,298	2.1	8,469	3.0
Commercial business	4,860	1.7	5,513	1.8	4,439	1.6	6,062	2.1	5,937	2.1
Agricultural	1,661	0.5	1,831	0.6	—	—	—	—	—	—
Consumer:
Home equity	32,048	11.0	29,301	9.3	21,591	7.8	19,608	6.7	16,580	6.0
Auto	2,275	0.8	1,617	0.5	1,761	0.6	1,960	0.7	2,049	0.7
Share loans	1,354	0.5	1,369	0.4	1,272	0.5	1,382	0.5	1,250	0.4
Other	962	0.3	6,838	2.2	3,150	1.1	6,547	2.3	2,716	1.0

Total consumer loans	36,639	12.6	39,125	12.4	27,774	10.0	29,497	10.2	22,595	8.1

Total loans	$290,834	100.0%	$315,254	100.0%	$277,302	100.0%	$289,926	100.0%	$278,270	100.0%

Less (Plus):
Deferred loan costs, net	(711)		(496)		(412)		(381)		(300)
Undisbursed portion of loans in process	333		494		1,231		1,184		2,294
Allowance for loan losses	5,039		5,681		4,213		4,619		2,671

Loans, net	$286,173		$309,575		$272,270		$284,504		$273,605

Loan Maturity

The following table sets forth certain information at June 30, 2011 and 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(In thousands)
At June 30, 2011
One- to four-family residential real estate	$48,245	$60,631	$22,277	$131,153
Multi-family real estate	15,917	25,063	5,316	46,296
Construction	489	346	249	1,084
Nonresidential real estate	15,314	45,125	4,717	65,156
Land	1,600	1,926	459	3,985
Consumer	32,449	2,197	1,993	36,639
Agricultural	1,354	300	7	1,661
Commercial	2,499	2,197	164	4,860

Total	$117,867	$137,785	$35,182	$290,834

The following table sets forth the dollar amount of all loans at June 30, 2011 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
At June 30, 2011
One- to four-family residential real estate	$30,494	$100,659	$131,153
Multi-family real estate	7,152	39,144	46,296
Construction	646	438	1,084
Nonresidential real estate	17,870	47,286	65,156
Land	1,481	2,504	3,985
Consumer	4,466	32,173	36,639
Agricultural	400	1,261	1,661
Commercial	2,033	2,827	4,860

Total	$64,542	$226,292	$290,834

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2011	2010
	(In thousands)
Total loans at beginning of period	$315,254	$277,302
Loans originated:
One- to four-family residential real estate	34,975	39,085
Land	557	3,975
Multi-family residential real estate	12,456	8,409
Nonresidential real estate	12,910	4,153
Construction	1,450	1,446
Commercial business	1,472	923
Consumer	2,164	4,170

Total loans originated	65,984	62,161
Loans purchased, at fair value	—	43,913
Deduct:
Loan principal repayments	70,918	42,991
Loans disbursed for sale	19,486	25,131
Other repayments	—	—

Net loan activity	(24,420)	37,952

Total loans at end of period	$290,834	$315,254

Securities. Our securities portfolio consists primarily of callable U.S. government agency bonds, U.S. government agency mortgage-backed securities, and municipal bonds. As of June 30, 2011, our securities totaled $123.9 million, an increase of $3.9 million from $120.0 million at June 30, 2010. The increase is primarily the result of redeploying the proceeds from the sales of loans into higher yielding investment securities. Our callable securities consist of U.S. government agency bonds and municipal bonds which contain either a one-time call option or may be callable anytime after the first call date.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. government agency bonds	$28,817	$28,856	$49,157	$49,369
Municipal bonds	19,744	20,244	12,538	12,591
Other equity securities	210	130	211	129
Mortgage-backed securities	73,827	74,119	56,669	57,238

Total	$122,598	$123,349	$118,575	$119,327

Securities held-to-maturity:
Municipal bonds	$564	$564	$631	$631

At June 30, 2011 and 2010, we had no investments in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our stockholders’ equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2011. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis as the amount would be immaterial. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. government corporations and agencies	$21,633	0.90%	$7,223	0.82%	$—	—%	$—	—%	$28,856	0.88%
Municipal bonds	—	—	180	4.94	3,196	4.78	16,868	5.70	20,244	5.55
Mortgage-backed securities	—	—	74,119	2.47	—	—	—	—	74,119	2.47

Total	$21,633		$81,522		$3,196		$16,868		$123,219	2.60

Securities held-to-maturity:
Municipal bonds	$43	3.77%	$327	6.17%	$194	6.06%	$—	—%	$564	3.89%

Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family real estate mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pools of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

Our mortgage-backed securities consist of Ginnie Mae securities, Freddie Mac securities and Fannie Mae securities. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations.

Mortgage-backed securities generally increase the quality of United Community Bancorp’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of United Community Bancorp. At June 30, 2011, approximately $39.2 million of our mortgage-backed and investment securities were pledged to secure various obligations of United Community Bancorp. United Community Bancorp has not knowingly invested in subprime mortgage-backed securities.

The actual maturity of a mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and increase or decrease its yield to maturity if the security was purchased at a discount or premium, respectively. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with accounting principles generally accepted in the United States of America, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, when premiums or discounts are involved, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, United Community Bancorp may be subject to reinvestment risk because to the extent that the mortgage-backed securities amortize or prepay faster than anticipated, United Community Bancorp may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. During periods of rising interest rates, prepayment rates of the underlying mortgages generally slow down when the coupon rate of such mortgages is less than the prevailing market rate. We may be subject to extension risk when this occurs.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuers.

Marketable equity securities are evaluated for other-than-temporary impairments based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, other-than-temporary impairment is required to be recognized (1) if we intend to sell the security; (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing NOW accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. During the year ended June 30, 2011, our deposits decreased $17.1 million. The decrease in deposits was primarily due to a $10.4 million decrease in municipal deposits and a $6.7 million decrease in other deposits resulting from the Bank’s decision to reduce its reliance on municipal and other higher cost deposits. During the year ended June 30, 2010, our deposits increased $90.6 million, or 26.7%, as a result of increases in NOW accounts and the previously mentioned acquisition of three branches from Integra Bank National Association.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2011		2010
	(In thousands)
NOW accounts	$112,228		$103,216
Passbook accounts	70,137		53,989
Money market deposit accounts	34,386		55,062
Certificates of deposit	196,340		217,913

Total	$413,091	(1)(5)	$430,180	(2)(4)

(1)	Includes $111.3 million in municipal deposits.
(2)	Includes $121.6 million in municipal deposits.
(3)	Includes $124.3 million in municipal deposits.
(4)	No investments were pledged to secure municipal deposits. The municipal deposits are insured by the Public Deposit Insurance Fund administered by the Indiana Board for Depositories.
(5)	$55.7 million in investments are pledged to secure the municipal deposits at June 30, 2011.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2011. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2011 and 2010.

Maturity Period	Certificates of Deposit
(In thousands)
At June 30, 2011
Three months or less	$19,131
Over three through six months	13,251
Over six through twelve months	22,032
Over twelve months	37,358

Total	$91,772

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2011	2010
	(In thousands)
0.00 - 1.00%	$41,785	$7,171
1.01 - 2.00%	87,581	75,517
2.01 - 3.00%	46,134	91,166
3.01 - 4.00%	14,083	26,436
4.01 - 5.00%	6,176	12,036
5.01 - 6.00%	581	5,452
6.01 - 7.00%	—	135

Total	$196,340	$217,913

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2011.

	Amount Due					Total	Percent of Total Certificate of Deposit Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)
0.00 – 1.00%	$36,535	$5,199	$21	$30	$—	$41,785	21.3%
1.01 – 2.00%	57,631	28,972	978	—	—	87,581	44.6%
2.01 – 3.00%	15,550	11,300	10,829	7,573	882	46,134	23.5%
3.01 – 4.00%	5,923	2,062	1,322	4,248	528	14,083	7.2%
4.01 – 5.00%	3,747	2,021	360	—	48	6,176	3.1%
5.01 – 6.00%	243	338	—	—	—	581	0.3%

Total	$119,629	$49,892	$13,510	$11,851	$1,458	$196,340	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2011	2010
	(In thousands)
Beginning balance	$430,180	$339,616
Deposits assumed	—	53,277
Increase (decrease) before interest credited	(22,605)	30,966
Interest credited	5,516	6,321

Net increase (decrease) in deposits	(17,089)	90,564

Ending balance	$413,091	$430,180

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Indianapolis to supplement our supply of funds for loans and investments. Borrowings decreased from $2.8 million at June 30, 2010 to $1.8 million at June 30, 2011 due to repayments on our FHLB advance.

	Year Ended June 30,
	2011	2010
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$2,833	$3,833
Average advances outstanding during the period:
FHLB advances	$2,333	$3,333
Weighted average interest rate during the period:
FHLB advances	3.20%	3.20%
Balance outstanding at end of period:
FHLB advances	$1,833	$2,833
Weighted average interest rate at end of period:
FHLB advances	3.20%	3.20%

Results of Operations for the Years Ended June 30, 2011 and 2010

Overview.

	2011	2010	% Change 2011/2010
	(Dollars in thousands)
Net income (loss)	$(75)	$1,014	(107.4)%
Return on average assets	(0.02)%	0.24%	(108.3)%
Return on average equity	(0.14)%	1.83%	(107.7)%
Average equity to average assets	11.22%	13.06%	14.1%

Net loss for the year ended June 30, 2011 was $75,000, compared to net income of $1.0 million for the year ended June 30, 2010. The decrease is primarily the result of an increase in the provision for loan losses of $3.7 million, partially offset by an increase in net interest income of $1.8 million and a decrease in the provision for income taxes of $639,000.

Net Interest Income.

The increase in net interest income was the result of an increase in the average balances in interest-earning assets from $400.9 million in the prior year to $459.5 million in the current year combined with a decrease in the average interest rate paid on interest-bearing liabilities from 1.76% for the prior year to 1.30% for the current year, partially offset by a decrease in the average rate earned on interest-earning assets from 4.72% for the prior year to 4.32% for the current year and an increase in the average balance of interest-bearing liabilities from $366.1 million in the prior year to $430.7 million in the current year. The decrease in rates and yields was driven by continued low market interest rates in the current year. The increase in average balances was due to the aforementioned branch acquisition.

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

	Year Ended June 30,
	2011			2010
	(Dollars in Thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$298,269	$16,958	5.69%	$274,628	$16,334	5.95%
Investment securities	127,384	2,867	2.25	91,122	2,587	2.84
Other interest-earning assets	33,812	21	0.06	35,191	15	0.04

Total interest-earning assets	459,465	19,846	4.32	400,941	18,936	4.72

Noninterest-earning assets	30,022			24,067

Total assets	$489,487			$425,008

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$153,636	820	0.53	$135,614	871	0.64
Passbook accounts	64,623	273	0.42	42,480	136	0.32
Certificates of deposit	210,078	4,423	2.11	184,680	5,314	2.88

Total interest-bearing deposits	428,337	5,516	1.29	362,774	6,321	1.74
FHLB advances	2,333	71	3.04	3,333	108	3.24

Total interest-bearing liabilities	430,670	5,587	1.30	366,107	6,429	1.76

Noninterest-bearing liabilities	3,878			3,413

Total liabilities	434,548			369,520
Total stockholders’ equity	$54,939			$55,488

Total liabilities and stockholders’ equity	$489,487			$425,008

Net interest income		$14,259			$12,507

Interest rate spread			3.02%			2.96%
Net interest margin			3.10%			3.12%
Average interest-earning assets to average interest-bearing liabilities			106.69%			109.51%

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

	Year Ended June 30, 2011 Compared to 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$1,406	$(782)	$624
Investment securities	1,029	(749)	280
Other interest-earning assets	(1)	7	6

Total interest-earning assets	2,434	(1,524)	910

Interest expense:
Deposits	1,142	(1,947)	(805)
FHLB advances	(32)	(5)	(37)

Total interest-bearing liabilities	1,110	(1,952)	(842)

Net change in net interest income	$1,324	$428	$1,752

The increase in the interest earned on interest-earning assets was due to market interest rates paid on interest bearing liabilities decreasing faster than interest rates earned on interest earning assets.

Interest Expense. Interest expense decreased $842,000 for the year ended June 30, 2011 as compared to the same period in 2010, resulting from decreases in the rates paid on deposits and borrowings and a $1.0 million decrease in the average balance of Federal Home Loan Bank advances, offset by an increase in average interest-bearing deposits of $65.6 million. Rates paid on average deposits decreased 45 basis points from 1.74% to 1.29%. The rates paid on Federal Home Loan Bank advances remained unchanged. Contributing to higher average deposits were increases in NOW and money market deposit accounts, passbook accounts and certificates of deposit of $18.0 million, $22.1 million and $25.4 million, respectively, primarily due to the previously discussed acquisition of three branch offices in June 2010.

Provision for Loan Losses.

The provision for loan losses was $6.2 million for the year ended June 30, 2011, compared to $2.5 million for the prior year. The increase was primarily the result of the charge-off of $6.8 million in loans, of which $4.5 million related to the restructuring of 13 loans having an aggregate outstanding principal balance prior to their restructurings of $18.0 million.

The 13 restructured loans, which include our five largest nonaccrual loans, relate to six loan relationships. Each of these loan relationships represents long-time borrowers of the Company and each of the loans was being carefully monitored by management due to the borrowers’ prior disclosure to management that they were experiencing short-term cash flow deficiencies. All of the borrowers’ loans had been tested for impairment prior to the issuance of the Company’s June 30, 2010 audited consolidated financial statements and, as deemed necessary by management, prior to the issuance of the Company’s unaudited consolidated financial statements for the quarters ended September 30, 2010 and December 31, 2010. In measuring impairment, management considered the results of internal and independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. Based on such reviews, management concluded at June 30, 2010, September, 30, 2010 and December 31, 2010, that such loans were appropriately carried at the lower of the cost of the loan or the fair value of the loan after considering the allowance for loan losses at such dates. A detailed discussion of these loan relationships and our most significant nonaccrual loans is set forth in the section below entitled “—Analysis of Nonperforming and Classified Assets.”

During the quarter ended March 31, 2011, management became aware of material deterioration in the financial condition of these major loan relationships that were struggling despite having been recently restructured. Specific cash-flow issues identified included borrowers missing real estate tax payments, homeowners’ association dues not being paid, the required monthly loan payment not being paid or being paid late, decreases in rental revenue from rental properties, and further declines in the value of the underlying collateral. These cash-flow shortfalls called into question the long-term collectability of the loans. Accordingly, management began to review these loan relationships during the quarter ended March 31, 2011 to determine if the borrowers could continue to afford their monthly principal and interest payments beyond the expiration of their lower restructured payment period.

As a result of this review, management undertook a “split note” strategy, referred to as the “Note A/B” strategy, primarily to achieve debt coverage ratios for the restructured loans that supported the borrowers’ “as is” cash-flow status during the quarter ended March 31, 2011, without forgiving any of the borrowers’ original indebtedness. The “as is” approach is the one most commonly used by the Company where the property is valued using current information about rental revenue, occupancy rates and expenses.

Under the Note A/Note B strategy, Note A was underwritten based on the Company’s normal underwriting standards with the exception that a debt service coverage ratio of 1.5x or higher was required. This is more stringent than the Company’s normal underwriting guidelines which generally require a debt service coverage of 1.2x or better. The Note A payment is based on a thirty year amortization schedule and matures at the end of two years. The amount of Note B is the difference between the amount of Note A and the principal amount to be refinanced. The interest rate and two year maturity of the Note B loan are identical to the Note A loan, but the Note B loan requires no payments of interest or principal until maturity. While no amount of the original indebtedness was forgiven through this process, the full amount of the borrowers’ Note B indebtedness, totaling $3.0 million, was charged-off in March, 2011, reflecting management’s conclusion that, based on specific events negatively impacting each of the borrowers’ financial condition, collection of this portion of the indebtedness was doubtful and should be charged off. Finally, the utilization of this strategy also enables management to concentrate its collection efforts on the remaining greater than 60 day delinquent credits which had declined to $3.1 million at June 30, 2011.

Noninterest Income. The following table shows the components of other income for the years ended June 30, 2011 and 2010.

	2011	2010	% Change 2011/2010
	(Dollars in thousands)
Service charges	$2,392	$1,988	20.3%
Gain on sale loans	519	278	86.7
Gain (loss) on sale of investments	584	311	87.8
Gain on sale of other real estate owned	(10)	34	(129.4)
Income from Bank Owned Life Insurance	274	282	(2.8)
Other	279	664	(58.0)

Total	$4,038	$3,557	13.5

The increase in noninterest income is attributable to the increase in service charges of $0.4 million, an increase in gain on sale of investments of $0.3 million, and an increase in gain on sale of loans of $0.2 million, partially offset by a decrease of $0.4 million in other noninterest income. The increase in service charges is due to an increased customer base primarily resulting from the previously mentioned branch acquisition in June 2010. The increase in gain on sale of investments resulted from increased profit from the sale of certain investments that were in an unrealized gain position at the time of the sale. The increase in sale of loans to Freddie Mac is the result of continued favorable rates offered by Freddie Mac for the purchase of fixed-rate loans. The decrease in other income is attributable to the settlement of a claim in the prior year.

Noninterest Expense. The following table shows the components of other expense and the percentage changes for the years ended June 30, 2011 and 2010.

	2011	2010	% Change 2011/2010
	(Dollars in thousands)
Compensation and employee benefits	$6,610	$6,040	9.4%
Premises and occupancy expense	1,325	1,101	20.3
Deposit insurance premium	775	740	4.7
Advertising expense	408	378	7.9
Data processing expense	1,161	899	29.1
Provision for loss on sale of other real estate owned	—	510	(100.0)
Acquisition related expenses	38	439	(91.3)
Other operating expenses	2,169	2,091	3.7

Total	$12,486	$12,198	2.4%

The increase in noninterest expense is attributable to a $0.6 million increase in compensation and employee benefits, a $0.3 million increase in data processing expense and a $0.2 million increase in premises and occupancy expense, partially offset by a $0.5 million decrease in provision for loss on sale of other real estate owned and a $0.4 million decrease in acquisition related expenses. The decrease in provision for loss on sale of other real estate owned was the result of no such provision needed for the current year. The remaining increases and decreases are primarily attributable to the previously mentioned branch acquisition in June 2010.

Income Taxes.

Income tax expense decreased to a benefit of $0.3 million for the year ended June 30, 2011, compared to expenses of $0.3 million the year ended June 30, 2010. The $0.6 million decrease in expense was primarily due to a decrease of $1.7 million in income before taxes. The effective tax rates for 2011 and 2010 were affected by tax exempt municipal bond income and income on bank owned life insurance in addition to an unanticipated state tax refund of $0.1 million received in the current year which related to prior years.

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We have also implemented a controlled growth strategy. This strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value. In June 2010, we amended our loan policies to reduce our concentration limits for multi-family and nonresidential real estate loans to 125% and 175%, respectively, and for construction and land loans to 10%, of the sum of core capital plus our allowance for loan losses. As of June 30, 2011, these loans represented 90.90%, 127.94%, 2.13% and 7.82%, respectively, of the sum of core capital plus our allowance for loan losses.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late charge notice is generated and sent to the borrower and phone calls are made. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If no successful workout can be achieved, after a loan becomes 90 days delinquent, we may commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances in the form of a troubled debt restructuring.

If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

Management reports to the Board of Directors monthly regarding the amount of loans delinquent more than 30 days and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider foreclosed real estate, repossessed assets, nonaccrual loans, and troubled debt restructurings that are delinquent or have not been performing to terms for a reasonable amount of time to be nonperforming assets. Loans are generally placed on nonaccrual status when the collection of principal or interest is in doubt, or at the latest when a loan becomes 90 days delinquent. When a loan is placed on nonaccrual status, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. All commercial loans that are placed on nonaccrual status are evaluated for impairment at the time the loans are placed on nonaccrual status. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as a nonperforming asset until it is sold. When property is acquired, it is initially recorded at the lower of its cost, or market, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Historically, we had not incurred significant losses in our lending operations. Beginning in the year ended June 30, 2008, we began to experience the adverse effects of a significant national decline in real estate values. The consequences of this decline were generally evident in all portfolio types, but were more pronounced in multi-family and nonresidential real estate loans, particularly in markets outside of Dearborn and Ripley Counties. Our approach to resolving nonperforming loans focused on foreclosure and liquidations in the year ended June 30, 2008 and the greater part of the year ended June 30, 2009. This manner of troubled asset resolution proved costly as a result of legal and other operating costs in the process.

As a result, beginning in the latter part of the year ended June 30, 2009, management initiated a restructuring process with respect to nonperforming loans that provided for either restructuring the loan to the borrower in recognition of the lower available cash flows from the collateral properties or identification of stronger borrowers to refinance the loan. In evaluating whether to restructure a loan, we consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage, size of the payment increase upon a rate reset, period of time remaining before the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. Through these troubled debt restructurings, management believes they have provided the necessary valuation allowances or charge-offs to reflect the loans’ carrying amounts at fair value. The general concept underlying fair value would indicate that the collateral properties could be sold to other third parties without material loss if the restructuring efforts fail.

Loan workouts and modifications are handled by the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, and the Senior Vice President, Lending, and are subject to approval by the Board of Directors. Delinquent or otherwise nonperforming mortgage loan and home equity loan customers are required to provide updated financial information and the reasons for their inability to pay or comply with the contractual terms of their loans. Management ascertains the value of the underlying collateral, depending on whether the loan is “collateral dependent” or “cash-flow” dependent. If a loan is determined to be “collateral dependent,” the value of the underlying collateral is determined through an independent appraisal. If the loan is determined to be “cash-flow dependent,” the value of the underlying collateral is determined through an in-house cash flow analysis of the property. Once the value of collateral is established, management will take a specific reserve for the charge-off equal to the amount of any shortfall from the collateral value to the outstanding principal loan balance. Management will then develop and pursue a workout plan. Once a workout plan is established and implemented, management will, at a minimum, monitor the monthly performance of the loan until it is removed from nonaccrual status. On an annual basis, management will conduct property inspections and review financial information of the borrowers and any guarantors. In situations where a collateral shortfall (i.e. the value of the underlying collateral of the loan is less than the outstanding principal balance of the loan) is discovered on a previously existing loan, typically through an updated independent appraisal or collateral inspection, management will seek to obtain additional collateral and/or a personal guaranty at that time. If no additional collateral is available, management will work with the borrower on a suitable workout arrangement that may include a troubled debt restructuring, or management may determine to foreclose on the property. To determine the best outcome for the Bank, management reviews the financial condition of the borrower, the cash flow of the property and the value of the loan’s collateral.

If the Bank obtains a guaranty, the strength and value of the guaranty is measured by the Bank at the time the loan is closed and is re-evaluated at least annually. The strength of each guaranty is determined by evaluating the guarantor’s net worth, liquid net worth, debt-to-income ratio and credit score. In certain circumstances, the Bank may deem it appropriate not to enforce a guaranty, such as when it determines enforcing a guaranty could be detrimental to a larger banking relationship. Since December, 2008, the Bank has successfully collected $174,000 from five personal guarantors and has forbearance agreements to collect an additional $1.2 million. Of the forbearance agreements two, totaling $1.1 million, are in the form of liens on excess collateral on existing loans. The remaining agreements are for smaller individual balances, and the Bank is receiving regular payments on these amounts. The entire balance of each forbearance is considered impaired and payments are treated as recoveries when received.

After the restructuring is completed, if the borrower continues to experience payment difficulties, or there is an additional decline in the collateral value identified in the annual property inspection or updated appraisal, management may impair the loan further, restructure the loan again, or foreclose on the collateral property. At this point, management considers all of the same factors it did when the initial restructuring occurred, and attempts to resolve the situation so as to achieve the best outcome for the Bank.

Troubled debt restructurings are considered to be nonperforming, except for those that have established a sufficient performance history (generally at a minimum of six consecutive months of performance under the restructured terms) under the terms for the restructured loan. At June 30, 2011, 53 loans were considered to be troubled debt restructurings (with aggregate balances of $24.9 million) of which 24 loans (with aggregate balances of $16.2 million) were included in nonperforming assets. At June 30, 2010, 17 loans were considered to be troubled debt restructurings (with aggregate balances of $10.3 million) of which 12 loans (with aggregate balances of $5.3 million) were included in nonperforming assets. Additional information on all of our troubled debt restructurings appears in the troubled debt restructurings table below.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$1,652	$1,533	$1,943	$853	$810
Multi-family real estate	1,742	2,137	1,065	3,072	—
Nonresidential real estate and land	566	1,455	386	2,885	2,264
Commercial	240	—	—	—	—
Consumer	240	155	84	642	85

Total nonaccrual loans	4,440	5,280	3,478	7,452	3,159

Nonaccrual restructured loans:
One- to four-family residential real estate	1,653	903	—	—	—
Multi-family real estate	10,358	3,108	1,427	—	—
Nonresidential real estate and land	4,146	1,283	1,063	—	—

Total nonaccrual restructured loans	16,157	5,294	2,496	—	—

Total nonperforming loans	20,597	$10,574	$5,974	$7,452	$3,159
Real estate owned	139	297	1,940	2,895	111

Total nonperforming assets	20,736	$10,871	$7,914	$10,347	$3,270
Accruing restructured loans	8,768	5,003	2,646	—	—

Accruing restructured loans and nonperforming assets	$29,504	$15,874	$10,560	$10,347	$3,270

Total nonperforming loans to total loans	7.08%	3.35%	2.15%	2.57%	1.14%
Total nonperforming loans to total assets	4.36	2.15	1.49	1.95	0.83
Total nonperforming assets to total assets	4.39	2.21	1.97	2.70	0.86

Interest income that would have been recorded for the years ended June 30, 2011 and 2010 had nonaccruing loans been current according to their original terms was $274,000 and $774,000, respectively. No interest related to nonaccrual loans was included in interest income for the years ended June 30, 2011 and 2010.

During the year ended June 30, 2011, nonperforming loans increased from $10.6 million to $20.6 million. The increase in nonperforming loans was primarily the result of the increase in troubled debt restructurings on nonaccrual status from $5.3 million at June 30, 2010 to $16.2 million at June 30, 2011. The Company continued to experience performance issues in multifamily and nonresidential real estate loan portfolio secured by properties primarily outside of Dearborn and Ripley Counties, as reflected in the level of classified assets at June 30, 2011 and 2010. As a result, in the third quarter of the year ended June 30, 2011, management reviewed all classified assets and ultimately restructured $13.7 million of loans during the period. All of these restructured assets had been included in nonperforming loans prior to the restructuring, and will remain in nonperforming loans until they establish a history of performance in accordance with their restructured terms for at least six consecutive months.

A discussion of the most significant nonaccrual loans, which includes the five largest nonaccrual loans at June 30, 2011, and the five largest charge-offs recognized during the year ended June 30, 2011 follows. These loans comprise $9.5 million, or 54.6%, of the $17.4 million in total nonaccrual loans at June 30, 2011. Management monitors the performance of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•

Loan Relationship A. Three loans, all included in one loan relationship, with a carrying value of $6.4 million prior to its restructuring in the third quarter of the year ended June 30, 2011. One loan is secured by a first mortgage on an apartment complex near a college campus, another is secured by a first mortgage on two mobile home parks, and the last is secured by the first mortgage on another apartment complex. All three loans are included in the above table as “Nonaccrual restructured loans, Multi-family real estate” at June 30, 2011, but are not included in this table at any of the dates prior to June 30, 2011 as the loans were performing at those prior dates. In the “Credit Risk Profile by Internally Assigned Grade” table on pages 65 and 66, these loans were classified as “Multi-family residential real estate, Special Mention and Watch” at June 30, 2011 and June 30, 2010, respectively. The loans comprising Loan Relationship A were originally restructured in October and November, 2010. At the time of the first restructuring in 2010, one of the loans, with a carrying value of $3.0 million, was 180 days delinquent, and the other two loans were performing. Management performed a global analysis of the borrowers and restructured each of the three loans by reducing the original loan rates by 125 to 225 basis points to a rate that was 25 basis points below market rate. Foregone interest income amounted to $51,000 on the two performing loans that were restructured. Had the performing loans not been restructured, only $3.0 million in loans from this relationship would have been restructured, and the remaining $3.4 million would be considered performing following management’s global analysis of the overall lending relationship. The borrowers paid a loan modification fee of $3,000 for this restructuring. At the time of the restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $132,000. As a result of an evaluation of the collateral, the property value was primarily based on the collateral’s cash flow and comparisons to comparable sales. This analysis supported the $3.0 million carrying value of the loan. According to our Loan Modification Policy, performing an evaluation for the other two loans was not required at the time of the restructuring as these loans were performing in accordance with their original terms and therefore perceived to have less risk than the nonperforming loan. However, in accordance with the Loan Modification Policy, a property inspection report was completed for the other two loans. One of the borrowers is a corporate entity. Each of the principals of the corporate borrower individually signed as co-borrowers. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of the potential future losses. In March 2011, one of these loans was again restructured through a troubled debt restructuring as a result of the borrower experiencing cash flow problems during the quarter ended March 31, 2011. The cash flow problems experienced were the combined effect of decreased rental income and the failure to pay real estate property taxes. Based upon a cash flow analysis of the properties performed by management, $651,000 of the $6.4 million in loans was charged-off during the restructuring into the split loan structure. This split was done for one loan that had a balance of $1.6 million before the split. After the split, Note A had a balance of $994,000 and Note B had a balance of $651,000. Prior to the loan being restructured in March, 2011, the restructured loan carried a $19,000 specific reserve that was included in Note B and charged-off. The split note loans have an interest rate that is 275 points below their original restructured rate for a period of two years, and 475 points below their original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. This relationship was performing in accordance with its restructured terms at June 30, 2011.

•

Loan Relationship B. The loans comprising Loan Relationship B were originally restructured in June, 2010, with an aggregate carrying value of $4.1 million prior to their restructuring in the quarter ended March 31, 2011. These loans are secured by a first mortgage on two separate retail strip shopping centers and a single purpose commercial use property. All three loans are included in the above table as “Nonaccrual restructured loans, nonresidential real estate” at June 30, 2011, but are not included in this table at any of the dates prior to June 30, 2011 as the loans were performing at those prior dates. In the “Credit Risk Profile by Internally Assigned Grade” table on pages 65 and 66, these loans were classified as “Nonresidential real estate, Special Mention and Substandard” at June 30, 2011 and June 30, 2010, respectively. At the time of the original restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $83,000. The property value was primarily based on the collateral’s cash flow and recent sales of comparable properties. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. One of the borrowers is a corporate entity. The principals of the corporate borrower are also co-borrowers of the note. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of potential future losses. At December 31, 2010, the loan was subject to a $64,000 specific reserve. In March, 2011, the loans comprising Loan Relationship B again were experiencing cash flow problems and were refinanced through a troubled debt restructuring, utilizing the split note strategy. The cash flow problems experienced were the combined effect of the level of the required monthly loan payments, decreases in rental revenue from the properties, and failure to pay real estate property taxes. Based upon a cash flow analysis of the properties performed by management, after the restructuring, the two loans categorized as Note A’s had a combined balance of $2.6 million and the two loans categorized as Note B’s had a balance of $1.5 million. A restructuring fee of $15,000 was charged and included in Note B at March 31, 2011. The restructured loans have an interest rate that is an additional 275 points lower than the 2010 restructured rate for a period of two years, and 500 points below their original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances the loans into a market rate loan at that time. This relationship was performing in accordance with its restructured terms at June 30, 2011.

•

Loan Relationship C. Two loans, included in one relationship, with an aggregate value of $2.1 million prior to being restructured in the quarter ended March 31, 2011. One loan is secured by a first mortgage on a single-family home. One loan is secured by a 24-unit apartment complex, one- to four-family residential properties and several residential building lots. Both loans are included in the above table as “Nonaccrual restructured loans, multi-family real estate” at June 30, 2011, but are not included in this table at any of the dates prior to June 30, 2011 as the loans were performing at those prior dates. In the “Credit Risk Profile by Internally Assigned Grade” table on pages 65 and 66, these loans were classified as “Multi-family real estate, Substandard” at June 30, 2011 and June 30, 2010, respectively. The loans comprising Loan Relationship C were originally restructured in August, 2009. At the time of the first restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $29,000. In August, 2009, the loans were originally restructured by reducing the interest rates on the loans by a range of 400 to 600 basis points to a rate that was 300 basis points below market rate. These loans were performing at the time of the restructuring, but the borrowers were beginning to experience cash flow difficulties. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. At the time the loans were first restructured, independent appraisals were performed on each piece of underlying collateral. These appraisals supported the aggregate $2.1 million carrying value of the loans. One of the borrowers is a corporate entity, with one principal who has personally signed on the loan. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrower and determined that the co-borrower was not expected to cover a total loss, but would mitigate the amount of potential future losses. At December 31, 2010, the loan was subject to a $179,000 specific reserve. During the quarter ended March 2011, the borrower again began to experience cash flow difficulties and these loans were refinanced through a troubled debt restructuring. The cash flow problems experienced were the combined effect of the failure to pay required monthly loan payments, the failure to pay association dues, and the failure to pay real estate property taxes. Based upon a cash flow analysis of the properties performed by management, the loans were restructured during the quarter ended March 31, 2011 utilizing the split note strategy. After the restructuring, the previous balance of $2.1 million was split into two notes with Note A having a balance of $1.5 million and Note B having a balance of $626,000 inclusive of the previous specific reserve of $179,000. A restructuring fee of $14,000 was charged and included in Note B at March 31, 2011. The restructured loans have an interest rate that is an additional 275 basis points lower than the 2010 restructured rate for a period of two years, and 675 to 875 points below the original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. This relationship was performing in accordance with its restructured terms at June 30, 2011.

•

Loan Relationship D. The loan comprising Loan Relationship D was originally restructured in December 2008. The loan is secured by a first mortgage on a 62-unit apartment complex near a college campus. The loan was made in 2008 to a seasoned property manager who made major improvements to the property. The property was purchased in December 2008 from a Bank borrower who was delinquent at the time of acquisition. At the time the loan was acquired from the delinquent borrower in 2008, it was restructured with a new borrower, in lieu of foreclosure, pursuant to which the Bank loaned the borrower funds to purchase and renovate the property. At the time of the restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $113,000. We have no personal guarantee or co-borrower on this loan. At this time, the loan requires interest only payments through December 2011. In January, 2012, the interest rate on the loan will be at the prime interest rate as published by The Wall Street Journal, plus a spread. At the time of the acquisition, management believed that the new borrower would be able to renovate the property with a view toward improving the property’s cash flow, and in turn, the performance of the loan. Since the closing of the loan, the borrower has completed renovations to the property and the cash flow of the property has improved. At the time the loan was made, an independent appraisal was performed on the collateral underlying the loan. This appraisal supported the $1.6 million carrying value of the loan. At June 30, 2011, the carrying value of this loan was $1.3 million, and the loan was performing in accordance with its restructured terms at that date.

•

Loan Relationship E. Two loans with an aggregate carrying value of $563,000 at June 30, 2011, secured by nonresidential real estate. These loans (which consisted of one note prior to the use of the split note structure) are included in the above table as “Nonaccrual restructured loans, nonresidential real estate” at June 30, 2011, June 30, 2010 and June 30, 2009. In the “Credit Risk Profile by Internally Assigned Grade” table on pages 65 and 66, these loans were classified as “Nonresidential real estate, Substandard” at June 30, 2011 and June 30, 2010, respectively. The loan was originally restructured in April, 2010. At the time of the restructuring we established a specific valuation allowance of $260,000 through a charge-off to the general allowance for loan losses, based upon an appraisal obtained in March 2010. The originally restructured loan had payments deferred for one year, while accruing interest at market rates. This loan was scheduled to undergo an interest rate and payment reset in February, 2011, pursuant to the terms of the note. We have no personal guarantee or co-borrower on this loan. At the time of the loan adjustment period, it became apparent the borrower was going to struggle to make the required monthly payments beginning in February, 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the Note A / Note B format in March, 2011. The terms of Note A were calculated using current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of approximately 1.5x, which is more stringent than our normal underwriting standards. A restructuring fee of $9,000 was charged and included in Note B at March 31, 2011. After the restructuring in March, 2011, Note A was $569,000 and Note B of $508,000 was charged-off in the quarter ended March 31, 2011 inclusive of the previous specific reserve of $260,000. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. This relationship was performing in accordance with its restructured terms at June 30, 2011.

•

Loan Relationship F. Two loans with an aggregate carrying value of $472,000 at June 30, 2011. These loans, originally one loan, are secured by single-family and multifamily residential real estate. These loans are included in the above table as “Nonaccrual restructured loans, multi-family real estate” at June 30, 2011, and for the two loans in this relationship at June 30, 2010, one loan, totaling $217,000 was included in “Nonaccrual restructured loans, multi-family real estate” and one loan, totaling $631,000 was included in “Nonaccrual loans, multi-family real estate.” In the “Credit Risk Profile by Internally Assigned Grade” table on pages 65 and 66, these loans were classified as “Multi-family real estate, Substandard” at June 30, 2011 and June 30, 2010, respectively. The original loan was originally restructured in a Note A / Note B format in June, 2010 based on an 80% LTV derived from an April, 2010 appraisal. At December 31, 2010, the loans were subject to a specific reserve of $217,000 (this reserve is for the entire amount of original Note B). The amount of reserve for loss on this loan remained unchanged up to the time of the second restructuring, as noted below, because management determined the value of the underlying collateral was not impaired based upon regular property inspections as evidenced by the most recent appraisal in February, 2011, when management noted a $17,000 decrease in the value of the collateral. At December 31, 2010, the loan was 160 days delinquent. The delinquency was a result of personal problems between the borrowers affecting their ability to manage the multi-family residential real estate. In the latter part of 2010 and into 2011, one of the borrowers effectively took control of the multi-family residential real estate and has brought the business current with respect to property taxes, refunds to former tenants, and made required monthly loan payments in January and February, 2011. Other than the January and February loan payments, the borrowers have been unable to bring the loan current under their current cash flow. Based upon those developments, management completed a detailed analysis of the total lending relationship with the borrowers. As a result of this analysis, these loans were again restructured, utilizing the Note A / Note B format in March, 2011. The terms of the Note A were calculated using current financial information to determine the amount of the payment at which the borrowers would have a debt service coverage ratio of approximately 1.5x, which is more stringent than our current underwriting standards. A restructuring fee of $7,000 was charged and included in Note B at March 31, 2011. One of the borrowers is a corporate entity, with two principals, who are also individually signed on the loan. After the restructuring in March, 2011, Note A was $475,000 and Note B in the amount of $405,000 was charged-off in the quarter ended March 31, 2011, including $188,000 that was charged-off against the general allowance for loan losses. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time.

The following table summarizes all Note A / B split loans at June 30, 2011:

	Loan Balances			Number of loans
	Note A	Note B	Total	Note A	Note B
	(dollars in thousands)
Nonresidential real estate	$4,006	$2,382	$6,388	4	4
Multifamily residential real estate	3,457	2,008	5,465	4	4
One- to Four- family residential real estate	137	60	197	1	1

Total (1)	$7,600	$4,450	$12,050	9	9

(1)	– Included in this total are $6.3 million in Note A’s and $3.7 million in Note B’s that are included in the discussion of Loan Relationships A, B, C, E and F.

There was one loan utilizing the Note A / B strategy at June 30, 2010. Note A, totaling $631,000 and Note B, totaling $217,000 were included in “Nonaccrual restructured loans, Multi-family residential real estate” at June 30, 2010. Also at June 30, 2010, a specific allowance (as part of the allowance for loan losses) had been established for the $217,000 included in Note B. There were no loans utilizing the split note strategy at June 30, 2009.

As evidenced by our loans receivable greater than 30 days past due in the multi-family residential real estate and nonresidential real estate portfolios only amounting to $3.2 million at June 30, 2011, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or modified terms, as applicable. Management has no knowledge of any additional loans that will require restructuring.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. Troubled debt restructurings are considered to be impaired, except for those that have established a sufficient performance history under the terms for the restructured loan. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At June 30, 2011
	Loan Status
	Accrual	Nonaccrual	Total unpaid principal balance	Related allowance	Recorded investment
One- to four-family residential real estate	$4,128	$1,653	$5,781	$—	$5,781
Multifamily residential real estate	2,041	10,358	12,399	877	11,522
Nonresidential real estate	2,599	4,146	6,745	—	6,745

Total	$8,768	$16,157	$24,925	$877	$24,048

Number of loans	28	24

	At June 30, 2010
	Loan Status
	Accrual	Nonaccrual	Total unpaid principal balance	Related allowance	Recorded investment
One- to four-family residential real estate	$422	$903	$1,325	$159	$1,166
Multifamily residential real estate	1,981	3,108	5,089	1,012	4,077
Nonresidential real estate	2,600	1,283	3,883	676	3,207

	$5,003	$5,294	$10,297	$1,847	$8,450

Number of loans	5	12

	At June 30, 2009
	Loan Status
	Accrual	Nonaccrual	Total unpaid principal balance	Related allowance	Recorded investment
One- to four-family residential real estate	$350	$—	$350	$24	$326
Multifamily residential real estate	1,296	1,427	2,723	230	2,493
Nonresidential real estate	1,000	1,069	2,069	334	1,735

	$2,646	$2,496	$5,142	$588	$4,554

Number of loans	3	2

Loans that were included in troubled debt restructuring at June 30, 2011 and 2010 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2011, there were 43 loans with required payments of principal and interest, and nine loans with required interest only payments. At June 30, 2010, there were seven loans with required principal and interest payments, eight loans with required interest only payments, and two loans with no payments due until 2011. At June 30, 2009, there were three loans with required interest only payments, and two loans with no payments due until 2011. Although the economic trends during the year ended June 30, 2011 have been generally stable in our primary market area, i.e., Dearborn and Ripley Counties in Indiana, the overall increases in troubled debt restructurings from June 30, 2010 to June 30,

2011, and from June 30, 2009 to June 30, 2010, related to continued weakness in the local economy resulting from the economic down turn that started in 2008, particularly in outside of Dearborn and Ripley Counties in Indiana.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, we account for those classifications when establishing a general allowance for loan losses. If we classify an asset as substandard, doubtful or loss, we establish a specific allowance for the asset at that time.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2011	2010
	(in thousands)
Special mention assets	$13,488	$20,061
Substandard assets	27,160	17,654

Total classified assets	$40,648	$37,715

At June 30, 2011:

Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-Family Non-owner Occupied Mortgage	Multi- family Non-Owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$100,380	$35,893	$13,234	$17,140	$36,307	$273	$2,663	$4,208	$210,098
Watch	6,805	378	2,865	13,023	11,845	644	1,322	1,911	38,793
Special mention	1,002	127	1,030	1,593	9,573	—	—	163	13,488
Substandard	4,715	241	1,122	14,540	7,431	167	—	239	28,455

Total:	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

At June 30, 2010:

Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-Family Non-Owner Occupied Mortgage	Multi-family Non-Owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(in thousands)
Grade:
Pass	$115,917	$37,450	$9,037	$18,940	$45,712	$1,566	$3,836	$3,046	$235,504
Watch	3,816	460	3,481	14,031	16,583	—	684	3,278	42,333
Special mention	766	313	704	6,575	9,802	—	881	1,020	20,061
Substandard	2,936	902	816	7,231	5,471	—	—	—	17,356

Total:	$123,435	$39,125	$14,038	$46,777	$77,568	$1,566	$5,401	$7,344	$315,254

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2011		2010		2009
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
Residential real estate:
One- to four-family	$1,155	$1,093	$1,083	$515	$1,539	$1,754
Multi-family	—	—	—	—	—	—
Nonresidential real estate and land	732	307	648	3,598	383	1,080
Consumer and other loans	665	187	728	337	104	62

Total	$2,552	$1,587	$2,459	$4,450	$2,026	$2,896

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The recommendations for increases or decreases to the allowance are presented by management to the board of directors. Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allowance on identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio.

Allowance Required for Identified Impaired Loans. We establish an allowance on certain identified impaired loans based on such factors as: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not delinquent to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning historical loss percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.

As a result of our systematic analysis of the adequacy of the allowance for loan losses, the loss factors we presently use to determine the reserve level are based on various risk factors such as trends in underperforming loans, trends and concentrations in loans and loan volume, economic trends in our market area, particularly the impact of the gaming and tourism industry on the economy of our market area, the effect of which has become significant in recent periods.

We also identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. On a monthly basis, management reviews all substandard commercial loans and all loans that are more than 30 days delinquent. On a quarterly basis, management reviews all classified assets and on an annual basis, management reviews all major lending relationships (relationships greater than $1.0 million). The review of major loan relationships includes completing an updated property inspection report, and obtaining current tax returns and financial information about the borrower and the property. When impaired loans are identified, management will reduce the loan to fair value and charge-off the difference between the outstanding balance and fair value to the allowance for loan losses. On a quarterly basis, management will review the allowance for loan losses based upon the criteria discussed above and make adjustments to the allowance accordingly.

Any commercial loan that is included in delinquent loans, classified loans, or other loans about which management may have concerns is individually reviewed for impairment on a monthly basis. For individually reviewed loans, the borrowers’ inability to make payments under the terms of these loans, or the existence of a shortfall in the collateral value relating to these loans, could result in our allocating a portion of the allowance to the loans that were impaired.

At June 30, 2011, our allowance for loan losses represented 1.73% of total loans and 24.5% of nonperforming loans and amounted to $5.0 million at such date compared to $5.7 million at June 30, 2010. At June 30, 2010, our allowance for loan losses represented 1.80% of total loans and 53.7% of nonperforming loans.

From June 30, 2009 to June 30, 2010 the loan portfolio experienced increases of $4.6 million in nonperforming loans, $3.0 million in nonperforming assets, $7.9 million in classified assets, and $5.2 million in troubled debt restructurings. The increases in troubled assets were primarily the result of the addition of 13 troubled debt restructurings totaling $5.2 million during the year ended June 30, 2010. As a result of the deteriorating credit quality, the loan loss provision increased $3.7 million for the year ended June 30, 2011. From June 30, 2010 to June 30, 2011, the loan portfolio experienced further increases of $10.0 million in nonperforming loans, $9.8 million in nonperforming assets, $2.9 million in classified assets, and $14.6 million in troubled debt restructurings. This resulted in the determination to establish a loan loss provision of $6.2 million for the year ended June 30, 2011. The increases in troubled assets were primarily the result of utilization of the Note A/Note B strategy and related charge-offs of $4.5 million recorded during the third quarter of the year ended June 30, 2011. For more information on the Note A/Note B strategy and the related charge-offs, see “Results of Operations for the Years Ended June 30, 2011 and 2010 – Provision for Loan Loss.” When a loan first becomes a troubled debt restructuring, it is included in nonaccrual loans until a history of at least six consecutive monthly payments can be established. Troubled debt restructurings are also classified as substandard assets for the life of the restructured terms. Because nonaccrual loans are included in nonperforming loans and nonperforming assets and are also considered classified assets, the increase in troubled debt restructurings was the primary reason for the increase in nonperforming loans, nonperforming assets, and classified assets.

Additionally, from June 30, 2009 to June 30, 2010 the loan portfolio experienced an aggregate increase of $2.0 million in loans 30-89 days delinquent. From June 30, 2010 to June 30, 2011 the loan portfolio experienced an aggregate decrease of $3.7 million in loans 30-89 days delinquent. This change is attributable to the utilization of the Note A/Note B strategy and the related charge-offs of $4.5 million upon performing a detailed review of the Company’s significant troubled lending relationships during the third quarter of the year ended June 30, 2011. The restructuring of these loans has had a significantly positive impact on our past due loans receivable as the majority of our past due amounts centered around a specific segment of our loan portfolio.

The provision for loan losses was $6.2 million for the year ended June 30, 2011 and $2.5 million for the year ended June 30, 2010. The amount of the provision in the year ended June 30, 2011 was the result of the increase in troubled debt restructurings. As previously discussed, the increase in troubled debt restructurings adversely impacted nonaccrual loans, nonperforming loans, nonperforming assets, and classified assets. The increased provision was necessary to replenish the allowance for loan loss following the recognition of charge-offs related to several loans restructured.

As noted earlier, the ratio of the allowance for loan losses to nonperforming loans (coverage ratio) decreased from 53.7% to 24.5% from June 30, 2010 to 2011. This decrease was a result of the significant change in composition of nonperforming loans during this time. At June 30, 2010 and 2011, troubled debt restructurings were 50.1% and 78.4% of nonperforming loans, respectively. Troubled debt restructurings have generally been charged off or written down to their fair value at the time of the restructuring. The fair value at the time of restructuring is determined by a recent independent appraisal or cash flow analysis of the underlying collateral. As a result of the recent fair value determinations of a majority of the loans that are included in nonperforming loans, the allowance for loan losses as a percentage of nonperforming loans decreased from June 30, 2010 to June 30, 2011.

The following table illustrates the changes to the allowance for loan losses for the year ended June 30, 2011:

Allowance for Credit Losses and Recorded Investment in Loans Receivable For the year ended June 30, 2011

	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage Nonowner- Occupied	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning Balance:	$419	$908	$—	$2,863	$1,256	$4	$10	$221	$5,681
Charge offs	(803)	(959)	—	(2,008)	(3,065)	—	—	(38)	$(6,873)
Recoveries	26	15	—	—	7	—	—	1	$49
Provision	1,158	346	112	1,459	3,264	(1)	2	(158)	$6,182

Ending Balance:	$800	$310	$112	$2,314	$1,462	$3	$12	$26	$5,039
Balance, Individually Evaluated	$18	$—	$—	$1,277	$—	$—	$—	$—	$1,295
Balance, Collectively Evaluated	$782	$310	$112	$1,037	$1,462	$3	$12	$26	$3,744
Financing receivables: Ending Balance	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834
Ending Balance: individually evaluated for impairment	$—	$—	$531	$11,223	$4,545	$167	$—	$—	$16,466
Ending Balance: collectively evaluated for impairment	$97,258	$29,640	$16,744	$34,568	$53,694	$917	$3,743	$4,183	$240,747
Ending Balance: loans acquired at fair value	$15,644	$6,999	$976	$505	$6,917	$—	$242	$2,338	$33,621

The most significant increases in classified assets from June 30, 2010 to June 30, 2011 occurred in one- to four-family, multi-family, and non-residential real estate loans resulting in corresponding increases to provisions for loan losses relating to these portfolios. Overall increases in the allowance allocated to these portfolios was warranted as other risk factors stemming from increases in classified assets and delinquencies have increased as well.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2011			2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four- family residential real estate	$912	18.1%	45.1%	$319	5.6%	43.6%	$215	5.1%	44.9%
Multi-family real estate	2,313	45.9	15.9	1,210	21.3	14.8	322	7.6	17.0
Nonresidential real estate	1,463	29.0	22.4	3,087	54.3	24.6	3,207	76.1	24.2
Land	12	0.2	1.4	100	1.8	1.7	90	2.1	1.7
Agricultural	6	0.1	0.5	18	0.3	0.6	—	—	—
Commercial	20	0.4	1.7	40	0.7	1.8	54	1.3	1.6
Consumer	310	6.2	12.6	907	16.0	12.4	325	7.8	10.0
Construction	3	0.1	0.4	—	—	0.5	—	—	0.6

Total allowance for loan losses	$5,039	100.0%	100.0%	$5,681	100.0%	100.0%	$4,213	100.0%	100.0%

Total loans	$290,834			$315,254			$277,302

	At June 30,
	2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
One- to four- family residential real estate	$209	4.5%	46.5%	$331	12.4%	45.4%
Multi-family real estate	315	6.8	15.1	—	—	13.5
Nonresidential real estate and land	3,753	81.3	23.1	1,949	73.0	24.5
Land	70	1.5	2.1	—	—	3.0
Agricultural	—	—	—	—	—	—
Commercial	7	0.2	2.1	10	0.4	2.1
Consumer	265	5.7	10.2	381	14.2	8.1
		—
Construction	—	—	0.9	—	—	3.4

Total allowance for loan losses	$4,619	100.0%	100.0%	$2,671	100.0%	100.0%

Total loans	$289,744			$278,270

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that the OCC, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. The OCC may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$5,681	$4,213	$4,619	$2,671	$2,105
Provision for loan losses	6,182	2,509	2,447	4,718	730
Charge-offs:
One- to four-family residential real estate	803	124	101	343	82
Land	—	—	2,537	—	—
Nonresidential real estate	3,065	33	—	2,440	—
Multi-family real estate	2,008	834	51	—	—
Consumer and other loans	997	96	182	—	129

Total charge-offs	6,873	1,087	2,871	2,783	211

Recoveries:
One- to four-family residential real estate	26	2	5	—	—
Nonresidential real estate and land	7	19	—	—	—
Multi-family real estate	—	5	—	—	—
Consumer and other loans	16	20	13	13	47

Total recoveries	49	46	18	13	47

Net charge-offs	(6,824)	(1,041)	(2,853)	(2,770)	(164)

Loss on restructuring of loan	—	3	51	—	—

Allowance at end of period	$5,039	$5,681	$4,213	$4,619	$2,671

Allowance to nonperforming loans	24.46%	53.73%	70.51%	62.00%	84.55%
Allowance to total loans outstanding at the end of the period	1.73%	1.80%	1.52%	1.59%	0.97%
Net charge-offs to average loans outstanding during the period	2.22%	0.38%	1.00%	1.06%	0.06%

The charge-offs in the year ended June 30, 2011 were primarily the result of the previously mentioned restructuring of 13 loans having an aggregate outstanding principal balance of $18.0 million.

Charge-offs in the year ended June 30, 2010 were primarily the result of one loan secured by a mobile home park. The loan was charged-off in September, 2009 and taken into other real estate owned at that time. The property was sold in February, 2010 and we restructured the loan as a troubled debt restructuring. The loan is included in nonaccrual troubled debt restructurings and was performing in accordance with its restructured terms at June 30, 2011.

Charge-offs in the year ended June 30, 2009 were the result of four loans in two lending relationships. Three of the loans, included in one relationship for a landscape nursery, were charged-off in August, 2008, the inventory and assets from the business were liquidated, and the real estate was taken into other real estate owned. The real property was sold in June, 2009 and we financed the sale as a troubled debt restructuring. Due to its performance history, it is classified as an accruing troubled debt restructuring and was performing according to its restructured terms at June 30, 2011. The fourth loan was related to Loan Relationship D included in “—Analysis of Nonperforming and Classified Assets.” This loan was classified as a nonaccrual troubled debt restructuring and was performing according to its restructured terms at June 30, 2011.

The increase in charge-offs in the year ended June 30, 2008 is the result of the two loans that were foreclosed and taken into other real estate owned in May, 2008. One property, a golf course, was sold in December, 2009. We provided the sales financing and restructured the loan as a troubled debt restructuring due to additional collateral that was provided by the borrower at the time of restructuring. This loan was performing according to terms and was considered an accruing troubled debt restructuring at June 30, 2011. The other property is land held for future residential development that is adjacent to the aforementioned golf course. This property is included in other real estate owned at June 30, 2011.

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

Net Portfolio Value Analysis. We use a net portfolio value analysis prepared by the OCC to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points.

The following table, which is based on information that we provided to the OTS prior to the July 21, 2011 transition date, presents the change in our net portfolio value at June 30, 2011 that would occur in the event of an immediate change in interest rates based on OCC assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$51,183	$(5,202)	(9%)	10.88%	(81	)bp
200	54,605	(1,780)	(3%)	11.47%	(22	)bp
100	55,633	(752)	(1%)	11.61%	(8	)bp
50	55,957	(428)	(1%)	11.64%	(5	)bp
0	56,385	—	—	11.69%	—
(50)	56,602	217	0%	11.71%	2	bp
(100)	57,519	1,134	2%	11.86%	17	bp

The OCC uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $31.2 million at June 30, 2011. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $100.3 million at June 30, 2011. Total securities classified as available-for-sale were $123.3 million at June 30, 2011. In addition, at June 30, 2011, we had the ability to borrow a total of approximately $73.2 million from the Federal Home Loan Bank of Indianapolis.

At June 30, 2011 the Bank’s total commitment to extend credit at variable rates was $26.7 million. The amount of fixed rate commitments was approximately $679,000 at June 30, 2011. The fixed rate loan commitments at June 30, 2011 have interest rates ranging from 3.00% to 6.00%. In addition, the bank had $590,000 of letters of credit outstanding at June 30, 2011. Certificates of deposit due within one year of June 30, 2011 totaled $119.6 million. This represented 60.9% of certificates of deposit at June 30, 2011. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2011.

		Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than 5 Years
	(Dollars in Thousands)
At June 30, 2011
Long-term debt obligations	$1,833	$1,000	$833	$—	$—
Operating lease obligations	$64	37	27	—	—

Total	$1,897	$1,037	$860	$—	$—

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2011	2010
	(Dollars in thousands)
Investing activities:
Loans disbursed or closed, net of acquisition	$(65,984)	$(62,161)
Loan principal repayments	75,538	42,991
Proceeds from maturities and principal repayments of securities	48,441	28,334
Proceeds from sales of securities available-for-sale	50,622	20,557
Purchases of securities	(104,381)	(91,931)
Increase in cash surrender value of life insurance	(773)	(283)
Capital expenditures, net of acquisition	(434)	(796)
Financing activities:
(Decrease) increase in deposits, net of acquisition	(16,992)	37,258
Repayments of Federal Home Loan Bank advances	(1,000)	(1,000)
Dividends paid to stockholders	(1,357)	(1,170)
Repurchases of common stock	(37)	(80)

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 17 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

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

For the year ended June 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2011 is effective.

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

September 28, 2011

Report of Independent Registered

Public Accounting Firm

To the Board of Directors of

United Community Bancorp and Subsidiaries:

We have audited the consolidated statements of financial condition of United Community Bancorp and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

September 28, 2011

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	June 30, 2011	June 30, 2010
Assets

Cash and due from banks	$31,159	$32,023
Investment securities:
Securities available for sale - at estimated market value	49,230	62,089
Securities held to maturity - at amortized cost	564	631
Mortgage-backed securities available for sale - at estimated market value	74,119	57,238
Loans receivable, net	286,173	309,575
Loans available for sale	196	364

Property and equipment, net	7,396	7,513
Federal Home Loan Bank stock, at cost	2,507	2,016
Accrued interest receivable:
Loans	1,291	1,573
Investments and mortgage-backed securities	681	717
Other real estate owned, net	139	297
Cash surrender value of life insurance policies	7,882	7,109
Deferred income taxes	2,765	3,721
Goodwill	2,522	2,522
Intangible asset	1,028	1,400
Prepaid expenses and other assets	5,060	3,316

Total assets	$472,712	$492,104

Liabilities and Stockholders’ Equity

Deposits	$413,091	$430,180
Advance from FHLB	1,833	2,833
Accrued interest on deposits	44	119
Accrued interest on FHLB advance	3	7
Advances from borrowers for payment of insurance and taxes	230	168
Accrued expenses and other liabilities	3,184	3,317

Total liabilities	418,385	436,624

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,840,382 shares outstanding at June 30, 2011 and 8,464,000 shares issued and 7,845,554 shares outstanding at June 30, 2010	36	36

Common stock
Additional paid-in capital	37,089	36,995
Retained earnings	26,616	28,048
Less shares purchased for stock plans	(2,775)	(3,042)
Treasury Stock, at cost - 621,618 shares at June 30, 2011 and 618,446 shares at June 30, 2010	(7,091)	(7,054)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	452	497

Total stockholders’ equity	54,327	55,480

Total liabilities and stockholders’ equity	$472,712	$492,104

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share amounts)

	For the years ended June 30,
	2011	2010
Interest income:
Loans	$16,958	$16,334
Investments and mortgage - backed securities	2,888	2,602

Total interest income	19,846	18,936

Interest expense:
Deposits	5,516	6,321
Borrowed funds	71	108

Total interest expense	5,587	6,429

Net interest income	14,259	12,507

Provision for loan losses	6,182	2,509

Net interest income after provision for loan losses	8,077	9,998

Other income:
Service charges	2,392	1,988
Gain on sale of loans	519	278
Gain on sale of investments	584	311
Gain (loss) on sale of other real estate owned	(10)	34
Income from Bank Owned Life Insurance	274	282
Other	279	664

Total other income	4,038	3,557

Other expense:
Compensation and employee benefits	6,610	6,040
Premises and occupancy expense	1,325	1,101
Deposit insurance premium	775	740
Advertising expense	408	378
Data processing expense	1,161	899
Provision for loss on sale of real estate owned	—	510
Acquisition related expenses	38	439
Other operating expenses	1,797	2,091
Intangible Amortization	372	—

Total other expense	12,486	12,198

Income (loss) before income tax provision	(371)	1,357

Provision for income taxes:
Income tax provision (benefit)	(296)	343

Net income (loss)	$(75)	$1,014

Basic and diluted earnings (loss) per share	$(0.01)	$0.13

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the year ended June 30,
	2011	2010

Net income (loss)	$(75)	$1,014

Other comprehensive income, net of tax
Unrealized gain on available for sale securities	311	411

Reclassification adjustment for gains on available for sale securities included in income	(356)	(190)

Total comprehensive income (loss)	$(120)	$1,235

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Purchased for Stock plans	Treasury Stock	Unrealized Gain (Loss) on Securities Available for Sale	Total

Balance at June 30, 2009	$36	$36,791	$28,204	$(3,254)	$(6,974)	$276	$55,079

Net income	—	—	1,014	—	—	—	1,014

Cash dividends of $0.41 per share*	—	—	(1,170)	—	—	—	(1,170)

Stock-based compensation expense	—	298	—	—	—	—	298

Amortization of ESOP shares	—	(94)	—	212	—	—	118

Shares repurchased	—	—	—	—	(80)	—	(80)

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $72	—	—	—	—	—	221	221

Balance at June 30, 2010	$36	$36,995	$28,048	$(3,042)	$(7,054)	$497	$55,480

Net loss	—	—	(75)	—	—	—	(75)

Cash dividends of $0.44 per share*	—	—	(1,357)	—	—	—	(1,357)

Stock-based compensation expense	—	157	—	—	—	—	157

Amortization of ESOP shares	—	(63)	—	267	—	—	204

Shares repurchased	—	—	—	—	(37)	—	(37)

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $23	—	—	—	—	—	(45)	(45)

Balance at June 30, 2011	$36	$37,089	$26,616	$(2,775)	$(7,091)	$452	$54,327

*	paid on all shares other than MHC

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the year ended June 30,
(In thousands)	2011	2010
Operating activities:
Net income (loss)	$(75)	$1,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	551	454
Provision for loan losses	6,182	2,509
Provision for losses on real estate acquired through foreclosure	—	510
Deferred loan origination costs	(216)	(84)
Amortization of premium on investments	1,447	341
Proceeds from sale of loans	21,748	25,409
Loans disbursed for sale in the secondary market	(21,061)	(23,302)
Gain on sale of loans	(519)	(278)
Amortization of intangible asset	372	—
Amortization of acquisition-related loan yield discount	(124)	—
Amortization of acquisition-related credit risk discount	(102)	—
Amortization of acquisition-related CD yield adjustment	(97)	—
Gain on the sale of investments	(584)	(311)
ESOP shares committed to be released	(87)	118
Stock-based compensation expense	157	298
Deferred income taxes	914	(503)
(Gain) loss on sale of other real estate owned	10	(34)
Effects of change in operating assets and liabilities:
Accrued interest receivable	318	(545)
Prepaid expenses and other assets	(1,608)	(1,099)
Accrued interest on deposits	(75)	104
Accrued expenses and other	16	468

Net cash provided by operating activities	7,167	5,069

Investing activities:
Proceeds from maturity of available for sale investment securities	29,802	16,640
Proceeds from the sale of available for sale investment securities	17,712	9,639
Proceeds from the maturity of held to maturity investment securities	67	44
Proceeds from repayment of mortgage-backed securities available for sale	18,572	11,650
Proceeds from sale of mortgage-backed securities	32,910	10,918
Proceeds from sale of other real estate owned	541	2,276
Purchases of available for sale investment securities	(35,817)	(42,118)
Purchases of mortgage-backed securities	(68,065)	(49,813)
Proceeds from sale of Federal Home Loan Bank stock	8	—
Purchases of Federal Home Loan Bank stock	(499)	—
Net decrease (increase) in loans, net of acquisition	17,269	3,420
Increase in cash surrender value of life insurance	(773)	(283)
Cash received from acquisition of branches	—	3,376
Capital expenditures, net of acquisition	(434)	(796)

Net cash provided by (used in) investing activities	11,293	(35,047)

Financing activities:
Net increase (decrease) in deposits, net of acquisition	(16,992)	37,258
Dividends paid to stockholders	(1,357)	(1,170)
Repurchases of common stock	(37)	(80)
Repayments of Federal Home Loan Bank advances	(1,000)	(1,000)
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	62	(11)

Net cash provided by (used in) financing activities	(19,324)	34,997

Net increase (decrease) in cash and cash equivalents	(864)	5,019

Cash and cash equivalents at beginning of period	32,023	27,004

Cash and cash equivalents at end of period	$31,159	$32,023

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Community Bancorp (the “Company”) is a Federally-chartered corporation, which was organized to be the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. At June 30, 2011, United Community MHC owned 59% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, United Community MHC was capitalized with $100,000 in cash from the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in Southeastern Indiana. UCB Real Estate Management Holdings, LLC, a wholly-owned subsidiary of United Community Bank, was formed for the purpose of holding and operating real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc, a wholly-owned subsidiary of United Community Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATIONS – Certain year-to-date and prior year amounts presented have been reclassified in order to conform to the current year presentation.

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

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with FASB Accounting Standards Codification (ASC) Topic 320, Investments. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank had no trading securities at June 30, 2011 or 2010. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

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

LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans held for sale are recorded at lower of cost or market determined in the aggregate. Loans are designated for sale as a part of the Bank’s asset/liability management strategy. Market value is determined based on expected volatility in interest rates and the anticipated holding period before the loan is sold. Due to the holding period being short term, the market value and cost of the loan are approximately the same. The Bank had $196,000 and $364,000 in loans held for sale at June 30, 2011 and 2010, respectively. Loans held for sale are carried at lower of cost or fair market value.

The Bank defers all loan origination fees, net of certain direct loan origination costs, and amortizes them over the contractual life of the loan as an adjustment of yield in accordance with ASC 310-20, Receivables – Nonrefunable Fees and Other.

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

The allowance for loan and real estate losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s quarterly evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks such as amount of loan, type of loan, concentrations, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, present value of expected future cash flows to support the loan, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of Management.

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

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Bank’s investment in multi-family and nonresidential loans, such loans are determined to be cash flow dependent or collateral dependent. For collateral dependent loans, as a practical expedient, are carried at the lower of cost or fair value based upon the most recent real estate appraisals. Cash flow dependent loans are carried at lower of cost or fair value based on the present value of expected future cash flows. Loans which are more than ninety days delinquent and are considered to constitute more than a minimum delay in repayment are evaluated for impairment at that time.

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

It is the Savings Bank’s policy to charge off unsecured credits that are more than one hundred and twenty days delinquent. Similarly, loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment at that time. Impaired loans would be charged off in the same manner as all loans are subject to charge off.

From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring (TDR) when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. However, TDRs are also considered to be nonperforming, except for those that have been performing under the new terms for at least six consecutive months. TDRs are accounted for as set forth in ASC 310 Receivables (“ASC 310”). A TDR may be on non-accrual or it may accrue interest. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for six consecutive months. However, a TDR may be placed on accrual immediately following the TDR in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.

Existing performing loan customers who request a loan modification (non-TDR) and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.

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

OTHER REAL ESTATE OWNED - Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value based on the value of the underlying collateral at the date of foreclosure, and are transferred to the Bank’s wholly-owned subsidiary, UCB Real Estate Management Holdings, LLC. Holding costs, including losses from operations, are expensed when incurred. Valuations are periodically performed, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

PROPERTY AND EQUIPMENT - Property and equipment is carried at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Land improvements	7 - 15 years
Buildings	15 - 39 years
Furniture and equipment	3 - 10 years

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

EARNINGS PER SHARE – Effective July 1, 2009, the Company adopted ASC 260-10-65-2, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, Earnings per Share, when computing basic and diluted EPS. The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

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

Due to the net loss incurred for the year ended June 30, 2011, 27,702 unvested restricted shares were excluded from the computation of basic and diluted earnings (loss) per share. For each of the years ended June 30, 2011 and 2010, outstanding options to purchase 346,304 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	June 30,
	2011	2010

Basic weighted average outstanding shares	7,585,750	7,616,623
Effect of dilutive stock options	—	—

Diluted weighted average outstanding shares	7,585,750	7,616,623

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

Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually, to determine the reasonableness of the recorded amount. Potential goodwill impairment exists when the fair value of the reporting unit (as defined by US GAAP) is less than its carrying value. An impairment loss is recognized in earnings only when the carrying amount of goodwill is less than its implied fair value.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective December 15, 2011. Although the adoption of this ASU will impact the way the Company currently reports comprehensive income, it is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which generally represents clarifications of Topic 820, Fair Value Measurements, but also includes certain instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU is intended to result in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011 with earlier application not permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude under the guidance in ASU 2011-02 that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The amendments also clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011. This ASU is not expected to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

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

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The purpose of this Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them. This guidance became effective during the three month period ended December 31, 2010, with the exception of certain disclosures which include information for activity that occurs during a reporting period (activity in the allowance for credit losses and modifications of financing receivables) which will be effective for the first interim or annual period beginning after December 15, 2011.

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosure about Fair Value Measurements, under Topic 820, Fair value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3. This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 became effective during the year ended June 30, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which becomes effective for the interim period ending September 30, 2011. The adoption of this remaining guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 2 – PLAN OF CONVERSION AND REORGANIZATION

The Boards of Directors of United Community Bancorp, MHC (“MHC”) and the Company adopted a Plan of Conversion and Reorganization (the “Plan”) on March 10, 2011. Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Indiana corporation named United Community Bancorp. As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of United Community Bancorp, the new Indiana corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of United Community Bancorp common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering are completed, all of the capital stock of United Community Bank will be owned by United Community Bancorp, the Indiana corporation.

The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of United Community Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of United Community Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Office of Thrift Supervision, United Community Bank will not be permitted to pay dividends on its capital stock to United Community Bancorp, its sole shareholder, if United Community Bank’s shareholder’s equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. If the conversion and public offering are not completed, all costs will be charged to expense in the period in which the public offering is terminated. Costs of $557,000 have been incurred and capitalized related to the conversion as of June 30, 2011.

NOTE 3 – ACQUISITION

On June 4, 2010 the Bank completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A., located in Milan, Versailles, and Osgood, Indiana and a portfolio of selected loans originated by other offices of Integra Bank. This acquisition was consistent with the Bank’s strategy to strengthen and expand its Southeast Indiana market share. This transaction added $53.0 million in deposits and $45.9 million in loans. The deposits were purchased at a premium of 4.50%. As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,400,000 and goodwill of $2,522,000. The results of operations for this acquisition have been included since the transaction date of June 4, 1010. None of these purchased loans have shown evidence of credit deterioration since origination. Expenses associated with this transaction were $38,000 and $439,000 for the years ended June 30, 2011 and 2010, respectively.

NOTE 4 – INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities available for sale at June 30, 2011 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$73,827	$364	$72	$74,119
U. S. Government corporations and agencies	28,817	39	—	28,856
Municipal bonds	19,744	544	44	20,244
Other equity securities	210	—	80	130

Total	$122,598	$947	$196	$123,349

Investment securities held to maturity at June 30, 2011 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$564	$—	$—	$564

Investment securities available for sale at June 30, 2010 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$56,669	$636	$67	$57,238
U. S. Government corporations and agencies	49,157	212	—	49,369
Municipal bonds	12,538	137	84	12,591
Other equity securities	211	—	82	129

Total	$118,575	$985	$233	$119,327

Investment securities held to maturity at June 30, 2010 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Municipal bonds	$631	$—	$—	$631

Gross proceeds on the sale of investment and mortgage-backed securities were $50,622,000 and $20,557,000 for the years ended June 30, 2011 and 2010, respectively. Gross realized gains for the years ended June 30, 2011 and 2010 were $662,000 and $437,000, respectively. Gross realized losses for the years ended June 30, 2011 and 2010 were $78,000 and $126,000, respectively.

The mortgage-backed securities, U.S. Government agency bonds and municipal bonds available for sale have the following maturities at June 30, 2011:

	Amortized cost	Estimated market value
	(In thousands)

Due or callable in one year or less	$21,608	$21,633
Due or callable in 1 - 5 years	81,214	81,522
Due or callable in 5 - 10 years	3,129	3,196
Due or callable in greater than 10 years	16,437	16,868

Total debt securities	$122,388	$123,219

All other securities available for sale at June 30, 2011 are saleable within one year. The Bank held $564,000 and $631,000 in investment securities that are being held to maturity at June 30, 2011 and 2010, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of June 30, 2011 (in thousands):

2012	43
2013	46
2014	49
2015	176
2016	56
2017 and thereafter	194

$564

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2011 and 2010:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2011
Municipal bonds	$1,971	$26	497	18	$2,468	$44
Mortgage-backed securities	18,202	43	2,238	29	20,440	72
Other equity securities	—	—	130	80	130	80

	$20,173	69	2,865	127	23,038	196

Number of investments	11		3		14

June 30, 2010
Municipal bonds	$6,703	$84	—	—	$6,703	$84
Mortgage-backed securities	8,888	67	—	—	8,888	67
Other equity securities	—	—	129	82	129	82

	$15,591	151	129	82	15,720	233

Number of investments	19		1		20

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

The detail of interest and dividends on investment securities is as follows:

	For the year ended June 30,
	2011	2010
	(In thousands)
Taxable interest income	$2,197	$2,212
Nontaxable interest income	639	382
Dividends	52	8

Total	$2,888	$2,602

Mortgage-backed securities available for sale at June 30, 2011 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

FNMA	$51,620	236	4	51,852
FHLMC	17,103	107	68	17,142
GNMA	5,104	21	—	5,125

	$73,827	364	72	74,119

Mortgage-backed securities available for sale at June 30, 2010 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

FNMA	$40,237	345	11	40,571
FHLMC	16,432	291	56	16,667

	$56,669	636	67	57,238

NOTE 5 – FINANCING RECEIVABLES

Financing receivables consist of the following:

	At June 30,
	2011	2010
	(In thousands)
Residential real estate
One-to-four family	$131,153	$137,473
Multi-family – nonowner-occupied	46,296	46,777
Construction	1,084	1,566
Nonresidential real estate – commercial and office buildings	65,156	77,568
Agricultural	1,661	1,831
Land	3,985	5,401
Commercial	4,860	5,513
Consumer	36,639	39,125

	290,834	315,254

Less:
Allowance for losses	5,039	5,681
Undisbursed portion of loans in process	333	494
Deferred loan costs, net	(711)	(496)

	$286,173	$309,575

As of June 30, 2011 and 2010, the Bank was servicing loans for the benefit of others in the amount of $60,833,000 and $52,341,000, respectively. The Bank recognized $519,000 and $278,000 of pre-tax gains on sale of loans during the years ended June 30, 2011 and 2010, respectively. The carrying value of mortgage servicing rights approximated $547,000 and $471,000 as of June 30, 2011 and 2010, respectively. No impairment has been identified on the mortgage service assets and correspondingly, no valuation allowance has been recognized as of June 30, 2011 and 2010.

The Company sells loans in the secondary market. Proceeds from the sales of mortgage loans totaled $21,748,000 and $25,409,000 during the years ended June 30, 2011 and 2010, respectively. The Bank had $196,000 and $364,000 in 1-4 family fixed rate loans designated as held for sale at June 30, 2011 and 2010, respectively. It is generally management’s intention to hold all other loans originated to maturity or earlier repayment.

Changes in the allowance for losses on loans are as follows:

	For the year ended June 30,
	2011	2010
	(In thousands)
Balance at beginning of period	$5,681	$4,213
Provisions charged to income	6,182	2,509
Charge-offs	(6,873)	(1,087)
Recoveries	49	46

Balance at end of period	$5,039	$5,681

The following table provides information with respect to nonaccrual loans.

	At June 30,
	2011	2010
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family – owner occupied	$1,418	$1,533
One-to-four-family – non-owner occupied	234	—
Multi-family residential real estate – nonowner occupied	1,742	2,137

Nonresidential real estate – commercial and office buildings	566	1,455
Consumer	240	155
Commercial	240	—
Restructured nonaccrual loans:
One- to four-family – owner occupied	$1,318	903
One-to-four-family – non-owner occupied	335	—
Multi-family residential real estate – nonowner occupied	10,358	3,108

Nonresidential real estate – commercial and office buildings	4,146	1,283

Total nonperforming loans	$20,597	$10,574

Number of nonaccrual loans	61	63

From time to time, as part of the loss mitigation process, loans may be renegotiated in a troubled debt restructuring (TDR) when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. Management may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. However, TDRs are also considered to be nonperforming, except for those that have been performing under the new terms for at least six consecutive months. TDRs are accounted for as set forth in ASC 310 Receivables (“ASC 310”). A TDR may be on non-accrual or it may accrue interest. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for six consecutive months.

Existing performing loan customers who request a loan modification (non-TDR) and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.

During the third quarter of the fiscal year ended June 30, 2011, Management began restructuring loans into a Note A/Note B format. Upon performing a global analysis of the relationship with the borrower, the terms of Note A are calculated using current financial information to determine the amount of payment at which the borrower would have a debt service coverage ratio of 1.5x or better. That payment is calculated based upon a 20 to 30 year amortization period, then fixed for two years, with the loan maturing at the end of the two years. The amount for Note B is the difference of Note A and the original amount to be refinanced, plus reasonable closing costs. It is given the same interest rate and balloon term as Note A, but no principal or interest payments are due until maturity. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off. Note A is treated as any other troubled debt restructuring and, generally, may return to accrual status after a history of performance in accordance with the restructured terms of at least six consecutive months is established.

The following tables summarize TDRs by loan type and accrual status.

At June 30, 2011
	Loan Status		Total unpaid principal balance	Related allowance	Recorded investment	Number of loans
(In thousands)	Accrual	Nonaccrual
One- to Four-Family residential real estate	$4,128	$1,653	$5,781	$—	$5,781	34
Multifamily residential real estate	2,041	10,358	12,399	877	11,522	11
Nonresidential real estate	2,599	4,146	6,745	—	6,745	7

Total	$8,768	$16,157	$24,925	$877	$24,048	52

At June 30, 2010
	Loan Status		Total unpaid principal balance	Related allowance	Recorded investment	Number of loans
(In thousands)	Accrual	Nonaccrual
One- to Four-Family residential real estate	$422	$903	$1,325	$159	$1,166	9
Multifamily residential real estate	1,981	3,108	5,089	1,012	4,077	4
Nonresidential real estate	2,600	1,283	3,883	676	3,207	4

Total	$5,003	$5,294	$10,297	$1,847	$8,450	17

At June 30, 2011, the Bank had 52 loans totaling $24.9 million that qualified as TDRs, and has reserved for losses on these loans of $877,000. With respect to the $24.9 million in TDRs, the Bank has charged off $4.5 million with respect to these loans at the time of the restructuring into the split Note A/B. At June 30, 2011, the Bank had no other commitments to lend on its TDRs. At June 30, 2010, the Bank had 17 loans totaling $10.3 million that qualified as TDRs, and has reserved for losses on these loans of $1.8 million. Management continues to monitor the performance of loans classified as TDRs.

Loans that were included in troubled debt restructuring at June 30, 2011 and 2010 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2011, there were 43 loans with required principal and interest payments, 9 loans with required interest only payments. At June 30, 2010, there were seven loans with required principal and interest payments, eight loans with required interest only payments, and two loans with no payments due until 2011. The overall increases in troubled debt restructurings from June 30, 2010 to June 30, 2011 related to continued weakness in the economy.

Interest income that would have been recorded for the years ended June 30, 2011 and 2010 had nonaccruing loans been current according to their original terms was $274,000 and $774,000, respectively. No interest related to nonaccrual loans was included in interest income for the years ended June 30, 2011 and 2010.

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable
For the year ended June 30, 2011
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage Nonowner- Occupied	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total

Allowance for Credit Losses:
Beginning Balance:	$419	$908	$0	$2,863	$1,256	$4	$10	$221	$5,681
Charge offs	(803)	(959)	—	(2,008)	(3,065)	—	—	(38)	$(6,873)

Recoveries	26	15	—	—	7	—	—	1	$49
Provision	1,158	346	112	1,459	3,264	(1)	2	(158)	$6,182

Ending Balance:	$800	$310	$112	$2,314	$1,462	$3	$12	$26	$5,039

Balance, Individually Evaluated	$18	$—	$—	$1,277	$—	$—	$—	$—	$1,295

Balance, Collectively Evaluated	$782	$310	$112	$1,037	$1,462	$3	$12	$26	$3,744

Financing receivables:
Ending Balance	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

Ending Balance: individually evaluated for impairment	$—	$—	$531	$11,223	$4,545	$167	$—	$—	$16,466

Ending Balance: collectively evaluated for impairment	$97,258	$29,640	$16,744	$34,568	$53,694	$917	$3,743	$4,183	$240,747

Ending Balance: loans acquired at fair value	$15,644	$6,999	$976	$505	$6,917	$—	$242	$2,338	$33,621

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, we account for those classifications when establishing a general allowance for loan losses. If we classify an asset as substandard, doubtful or loss, we establish a specific allowance for the asset at that time.

The following table illustrates certain disclosures required by ASC 310-10-50-29(b).

At June 30, 2011:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi-Family Mortgage Nonowner- Occupied	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total

Grade:

Pass	100,380	35,893	13,234	17,140	36,307	273	2,663	4,208	210,098

Watch	6,805	378	2,865	13,023	11,845	644	1,322	1,911	38,793

Special mention	1,002	127	1,030	1,593	9,573	—	—	163	13,488

Substandard	4,715	241	1,122	14,540	7,431	167	—	239	28,455

Total:	112,902	36,639	18,251	46,296	65,156	1,084	3,985	6,521	290,834

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

At June 30, 2011:

Age Analysis of Past Due Loans Receivable
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage one-to-four family – owner occupied	$978	$995	$939	$2,912	$109,990	$112,902
Consumer	425	187	54	666	35,973	36,639
One- to four-family mortgage nonowner occupied	177	98	301	576	17,675	18,251
Multi-family mortgage nonowner occupied	—	—	—	—	46,296	46,296
Non-residential real estate mortgage – commercial and office buildings	732	307	—	1,039	64,117	65,156
Construction	0	—	—	0	1,084	1,084
Land	—	—	—	—	3,985	3,985
Commercial and agricultural	240	—	204	444	6,077	6,521

Total	2,552	1,587	1,498	5,637	285,197	290,834

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans For the year ended June 30, 2011
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment

With an allowance recorded:
Mortgage – one-to-four family – owner occupied	26	44	(18)	1	26
Consumer	—	—	—	—	—
One- to four-family nonowner- occupied	—	—	—	—	—
Multi-family nonowner-occupied	3,797	5,074	(1,277)	80	1,266
Non-residential real estate mortgage – commercial and office buildings	—	—	—	—	—

Construction	—	—	—	—	—

Land	—	—	—	—	—

Commercial and agricultural	—	—	—	—	—

Total	3,823	5,118	(1,295)	81	956

The Bank did not have any investments in subprime loans at June 30, 2011. The Bank had $4,960 of one-to-four family, owner occupied loans that were included in troubled debt restructurings with no impairment at June 30, 2011.

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

Over the life of the loan, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased, and if so, the Company establishes a valuation allowance for the loan. Valuation allowances for acquired loans reflect only those losses incurred after acquisition; that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to our acquisition of the loans. For loans that are not accounted for as debt securities, the present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.

The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Balance, June 30, 2009	$—
Additions	1,400

Balance, June 30, 2010	$1,400
Accretion	124

Balance, June 30, 2011	$1,276

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at:

	June 30,
	2011	2010
	(In thousands)
One to four family	$—	$169
Multifamily
Land	340	340
Commercial real estate	—	—
Allowance for losses on real estate owned	(201)	(212)

	$139	$297

Activity in the allowance for losses on real estate owned is as follows:

	For the year ended June 30,
	(In thousands)
	2011	2010
Balance, beginning of period	$212	$704
Allowance for losses on real estate owned	—	510
Charged off upon sale of property	(11)	(1,002)

Balance, end of period	$201	$212

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30,
	(In thousands)
	2011	2010
Land and land improvements	$3,013	$2,977
Building and building improvements	4,759	4,898
Furniture and equipment	3,871	3,337

	11,643	11,212
Less: accumulated depreciation	4,247	3,699

	$7,396	$7,513

NOTE 8 – DEPOSITS

Deposits at June 30, 2011 and 2010 consist of the following:

	June 30, 2011		June 30, 2010
	(Dollars in thousands)
	Weighted Average Rate	Balance	Weighted Average Rate	Balance

Demand deposit accounts	0.30%	$112,675	0.48%	$103,216
Passbook	0.40%	70,137	0.43%	53,989
Money market deposit accounts	0.50%	33,939	0.61%	55,062

Total demand and passbook deposits		216,751		212,267

Certificates of deposit:
Less than 12 months	1.05%	58,473	1.75%	73,467
12 months to 24 months	1.71%	77,496	2.59%	93,114
24 months to 36 months	2.71%	7,366	3.13%	6,313
More than 36 months	3.10%	14,648	4.27%	9,647
Individual retirement accounts	2.78%	38,357	3.24%	35,372

Total certificates of deposit		196,340		217,913

Total deposit accounts		$413,091		$430,180

Interest expense on deposits is as follows:

	For the years ended June 30
	2011	2010
	(Dollars in thousands)
NOW and money market accounts	$820	$871
Savings	273	136
Certificates of deposit	4,423	5,314

	$5,516	$6,321

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $91,772,000 and $113,371,000 at June 30, 2011 and 2010, respectively. Individual deposits with denominations of more than $250,000 are not federally insured.

Total non-interest bearing deposits were $30,844,000 and $28,627,000 at June 30, 2011 and 2010, respectively. Municipal deposits totaled $111,251,000 and $121,607,000 at June 30, 2011 and 2010, respectively.

Maturities of certificate accounts are approximately as follows:

	June 30, 2011	June 30, 2010
	(In thousands)
One year or less	$119,629	$162,465
1 – 2 years	49,892	34,825
2 – 3 years	13,510	13,671
3 – 4 years	11,851	2,959
4 – 5 years	1,297	3,943
Over 5 years	161	50

Totals	$196,340	$217,913

NOTE 9 – GOODWILL AND ACQUISITION INTANGIBLES

Goodwill

The Integra acquisition included $2,522,000 in goodwill. Further details of this transaction are included in Note 3.

As required by current accounting rules, the Company completed its annual goodwill impairment testing as of June 30, 2011. In performing this assessment, the carrying value of the reporting unit was compared to its estimated fair value, as calculated by a discounted present value of cash flows method. The estimated fair value exceeded the carrying value and, therefore, no impairment charge was recorded.

Intangible Assets

The Integra acquisition included a core deposit intangible asset of $1,400,000. Amortization expense for the year ended June 30, 2011 totaled $372,000. Amortization of the core deposit intangible for future years is as follows (dollars in thousands):

2012	$226
2013	179
2014	142
2015	118
2016	118
2017 and thereafter	245

$1,028

NOTE 10 – FAIR VALUES OF ASSETS AND LIABILITIES

The estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2011		2010
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest bearing deposits	$31,159	$31,159	$32,023	$32,023
Investment securities available for sale	49,230	49,230	62,089	62,089
Investment securities held to maturity	564	564	631	631
Mortgage-backed securities	74,119	74,119	57, 238	57,238
Loans receivable and loans held for sale	286,369	288,198	309,939	304,943
Accrued interest receivable	1,972	1,972	2,290	2,290
Investment in FHLB stock	2,507	2,507	2,016	2,016

Financial liabilities:
Deposits	$413,091	414,794	$430,180	432,091
Accrued interest payable	47	47	126	126
FHLB advances	1,833	1,874	2,833	2,904
Off-balance sheet items	—	—	—	—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2011:
Mortgage-backed securities	$74,119	$—	$74,119	$—
U.S. Government corporations and agencies	28,856	—	28,856	—
Municipal bonds	20,244	—	20,244	—
Other equity securities	130	130	—	—
June 30, 2010:
Mortgage-backed securities	$57,238	$—	$57,238	$—
U.S. Government corporations and agencies	49,369	—	49,369	—
Municipal bonds	12,591	—	12,591	—
Other equity securities	129	129	—	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2011:
Other real estate owned	$139	$—	$139	$—
Loans available for sale	196	—	196	—
Impaired loans	3,823	—	3,823	—
June 30, 2010:
Other real estate owned	$297	$—	$297	$—
Loans held for sale	364	—	364	—
Impaired loans	13,854	—	13,854	—

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate cash flow analysis or other observable market prices. The Bank’s policy is that fair values for these assets are based on current appraisals or cash flow analysis.

NOTE 11 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and a blanket pledge agreement for qualifying first mortgage loans. The Bank had $1,833,000 and $2,833,000 in outstanding FHLB advances at June 30, 2011 and 2010, respectively. At June 30, 2011 and 2010, the Bank had only one advance from the FHLB. The original amount of the advance was $5,000,000 at a fixed interest rate of 3.2%. Principal payments of $83,000 are due on a monthly basis until the loan is paid in full in April 2013. Interest payments are also due at the time that the principal payment is made.

2012	$1,000
2013	833

Total	$1,833

NOTE 12 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Bank has a standard 401(k) profit sharing plan. Eligible participants must be at least 18 years of age and have one year of service. The Bank makes matching contributions based on each employee’s deferral contribution. Total expense under the plan for the years ended June 30, 2011 and 2010 totaled $123,000 and $125,000, respectively.

ESOP

As of June 30, 2011 and 2010, the ESOP owned 202,061 and 230,897 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to the participants. Additionally, as of June 30, 2011, the Company has committed to release 14,449 shares. The Company recognized compensation expense of $204,000 and $118,000 during the years ended June 30, 2011 and 2010, respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released. The fair value of the unearned ESOP shares approximated $1,263,000 at June 30, 2011.

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

Deferred Compensation

In March 2002, the Bank adopted a supplemental retirement income program with selected officers and board members. To fund this plan, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000. During the year ended June 30, 2011, an additional insurance policy on a new director was purchased at a cost of $500,000. The cash surrender value of these policies was $7,882,000 and $7,109,000 at

June 30, 2011 and 2010, respectively. The directors’ liability is accrued based on life expectancies, return on investment and a discount rate. For the officers, an annual contribution based on actuarial assumptions is made to a secular trust with the employee as the beneficiary. Deferred compensation payments are funded by available assets in the secular trust. No further funding is required by the Bank, with the exception that upon a change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected contributions for the funding of officers’ deferred compensation are as follows:

2012	$197,000
2013	197,000
2014	197,000
2015	197,000
2016	197,000
2017 and thereafter	374,000

$1,359,000

At June 30, 2011 and 2010, the Bank had accrued directors’ supplemental retirement expense of $1,304,000 and $1,315,000, respectively. Officers and directors supplemental retirement expense totaled $397,000 and $417,000 for the years ended June 30, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP. SERP expense totaled $6,000 and $7,000 for the years ended June 30, 2011 and 2010, respectively.

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

During each of the years ended June 30, 2011 and 2010, 27,703 restricted share awards became fully vested and 69,261 stock options became fully vested. Total recognized compensation expense for the years ended June 30, 2011 and 2010 was $157,000 and $298,000, respectively. The remaining unvested expense as of June 30, 2011 that will be recorded as expense in future periods is $48,000. The weighted average time over which this expense will be recorded is six months.

Information related to stock options for the years ended June 30, 2011 and 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2009	346,304	$11.53
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2010	346,304	11.53
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2011	346,304	11.53	5.5 years

Exercisable at June 30, 2011	277,044	11.53	5.5 years

Fair value of options		$2.37

A summary of the status of unvested stock options for the years ended June 30, 2011 and 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at June 30, 2009	207,782	$2.37
Granted	—	—
Vested	(69,261)	2.37
Forfeited	—	—

Outstanding at June 30, 2010	138,521	$2.37
Granted	—	—
Vested	(69,261)	2.37
Forfeited	—	—

Outstanding at June 30, 2011	69,260	$2.37

Information related to restricted stock grants for the years ended June 30, 2011 and 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2009	83,108	$11.53
Granted	—	—
Vested	(27,703)	(11.53)
Forfeited	—	—

Outstanding at June 30, 2010	55,405	11.53
Granted	—	—
Vested	(27,703)	(11.53)
Forfeited	—	—

Outstanding at June 30, 2011	27,702	$11.53

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2011	2010
	(In thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net of refunds received	$733	$—
Interest	$5,666	$6,327

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$(45)	$291
Transfers of loans to other real estate owned	$393	$1,109

NOTE 15 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2011 and 2010 was $56,000 and $43,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2011:

2012	$37,000
2013	16,000
2014	11,000

$64,000

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office. Revenue from these leases for the years ended June 30, 2011 and 2010 was $39,000 and $37,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2011:

2012	$42,000
2013	42,000

2014	42,000
2015	42,000
2016	24,000

$192,000

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

At June 30, 2011 the Bank’s total commitment to extend credit at variable rates was $26,709,000. The amount of fixed rate commitments was approximately $679,000 at June 30, 2011. The fixed rate loan commitments at June 30, 2011 have interest rates ranging from 3.00% to 5.00%. In addition, the bank had $590,000 of letters of credit outstanding at June 30, 2011.

At June 30, 2010, the Bank’s total commitment to extend credit at variable rates was $36,981,000. The amount of fixed rate commitments was approximately $826,000 at June 30, 2010. The fixed rate loan commitments at June 30, 2010 have interest rates ranging from 4.25% to 5.00%. In addition, the Bank had $856,000 of letters of credit outstanding at June 30, 2010.

NOTE 16 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $3,923,000 and $3,517,000 at June 30, 2011 and 2010, respectively. All loans were current at June 30, 2011 and 2010, respectively.

The activity in loans to executive officers, directors and their affiliated companies are as follows:

	For the year ended June 30,
	2011	2010
	(Dollars in thousands)
Beginning balance	$3,517	$3,508
New loans	533	138
Payments on loans	(127)	(129)

Ending balance	$3,923	$3,517

Deposits from officers and directors and affiliates totaled $1,626,000 and $1,975,000 at June 30, 2011 and 2010, respectively.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At August 9, 2010, the most recent regulatory notifications categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, under current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Actual and required capital amounts and ratios are presented below:

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2011
Tier 1 capital to risk-weighted assets	$45,890	16.59%	11,063	4%	16,595	6%
Total capital to risk-weighted assets	49,346	17.84%	22,127	8%	27,658	10%
Tier 1 capital to adjusted total assets	45,890	9.83%	18,672	4%	23,340	5%
Tangible capital to adjusted total assets	45,890	9.83%	7,002	1.5%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2010
Tier 1 capital to risk-weighted assets	$44,811	13.54%	13,240	4%	19,860	6%
Total capital to risk-weighted assets	47,233	14.27%	26,479	8%	33,099	10%
Tier 1 capital to adjusted total assets	44,811	9.26%	19,548	4%	24,435	5%
Tangible capital to adjusted total assets	44,811	9.17%	7,331	1.5%

Dividends from the Bank are one of the major sources of funds for the Bancorp. These funds aid the parent company in payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As of June 30, 2011, the Bank has never paid dividends income to the Bancorp in excess of regulatory limits.

Reconciliation of GAAP equity to regulatory capital is as follows for the Bank:

	June 30,
	2011	2010
	(Dollars in thousands)
GAAP equity	$50,001	$49,940
Intangible assets, net	(3,550)	(4,530)
Unrealized gain on securities available for sale	(506)	(550)
Disallowed servicing rights (10%)	(55)	(49)

Tier 1 capital	45,890	44,811
General allowance for loan losses	3,456	2,422

Tangible capital to adjusted total assets	$49,346	$47,233

NOTE 18 – INCOME TAXES

The components of the provision (benefit) for income taxes are summarized as follows:

	For the year ended June 30,
	2011	2010
	(Dollars in thousands)
Current tax expense (benefit):
Federal	$(971)	$695
State	(239)	134

	(1,210)	829

Deferred tax expense (benefit):
Federal	709	(414)
State	205	(72)

	914	(486)

	$(296)	$343

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2011 and 2010 are as follows:

	June 30,
	2011	2010
	(Dollars in thousands)
Deferred tax assets arising from:
Loan loss reserve	$1,965	$2,250
Reserve for loss on real estate owned	79	84
Vacation and bonus accrual	303	285
Supplemental retirement	425	435
Stock-based compensation	251	331
Charitable contributions	63	274
Acquisition-related expenses	174	174
State depreciation differences	73	87
Amortization of intangible assets	43	—
Yield adjustment for purchased loans and deposits	513	608
Reserve for loss on deposit accounts	62	59
AMT credit carryforward	5	135
Unrealized gain in market value of loans held for sale	5	—
Post-retirement health care benefits	50	50

Total deferred tax assets	4,011	4,772

Valuation allowance	—	(190)

Deferred tax liabilities arising from:
Mortgage servicing rights	(214)	(186)
Depreciation	(393)	(223)
Deferred loan fees	(278)	(196)
Unrealized gain in market value of investments	(361)	(256)

Total deferred tax liabilities	(1,246)	(861)

Net deferred tax asset	$2,765	$3,721

During the year ended June 30, 2006, the Company contributed $1,858,000 to fund the UCB Charitable Foundation. The deduction for federal income tax purposes is limited to ten percent of federal taxable income. The non-deductible portion, which approximated $805,000 at June 30, 2010, remained unused and expired on June 30, 2011.

The rate reconciliation is as follows:

	For the year ended June 30,
	2011	2010
	(Dollars in thousands)

Federal income taxes (benefit) at statutory rate	$(126)	$461
State taxes, net of federal benefit and impact of future change in state tax rates	46	62
Deferred tax adjustment for vested restricted shares	40	—
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on Bank-owned life insurance	(93)	(96)
Non-deductible stock-based compensation	10	19
Tax exempt income	(203)	(137)
Expiration of charitable contribution	83	—
Non-cash charitable contribution	(53)	—
Other	—	34

	$(296)	$343

Retained earnings at June 30, 2011, and 2010, include approximately $749,000 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $255,000.

The Company adopted the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes effective July 1, 2007. Implementation resulted in no cumulative effect adjustment to retained earnings as of the date of adoption. The Company had no unrecognized tax benefits as of June 30, 2011 and 2010. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2011 and 2010, and had no accrued interest and penalties on the balance sheet as of June 30, 2011 and 2010. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2007.

NOTE 19 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of United Community Bancorp (parent company only) as of June 30, 2011 and 2010, and the results of its operations and cash flows for the fiscal years ended June 30, 2011 and 2010 (all amounts in thousands):

UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2011 and 2010

	2011	2010

ASSETS
Cash and cash equivalents	$1,502	$2,797
Securities available for sale – at estimated market value	130	128
Accrued interest receivable	78	89
Deferred income taxes	30	247
Prepaid expenses and other assets	2,543	2,376
Investment in United Community Bank	50,001	49,940

	54,284	55,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	248	97
Stockholders’ equity	54,036	55,480

	$54,284	$55,577

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2011 and 2010

	2011	2010
Interest income:
ESOP loan	$168	$189
Securities	8	9
Other income:
Equity in earnings of United Community Bank	105	1,080

Net revenue	281	1,278

Operating expenses:
Other operating expenses	333	295

Income (loss) before income taxes	(52)	983

Income tax expense (benefit)	23	(31)

Net income (loss)	$(75)	$1,014

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2011 and 2010

	2011	2010

Operating activities:
Net earnings (loss)	$(75)	$1,014

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of United Community Bank	(105)	(1,080)
Shares committed to be released	(87)	212
Amortization and expense of stock-based compensation plans	157	204
Deferred income taxes	214	80
Effects of change in assets and liabilities	(5)	2,325

	99	2,755

Financing activities:
Purchase of treasury stock	(37)	(80)
Dividends paid to stockholders	(1,357)	(1,170)

	(1,394)	(1,250)

Net increase (decrease) in cash and cash equivalents	(1,295)	1,505
Cash and cash equivalents at beginning of year	2,797	1,292

Cash and cash equivalents at end of year	$1,502	$2,797

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2011 and 2010:

	For the year ended June 30, 2011
	(Dollars in thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$4,907	$4,876	$5,033	$5,030
Interest expense	1,233	1,286	1,433	1,635

Net interest income	3,674	3,590	3,600	3,395
Provision for loan losses	755	3,971	737	719

Net interest income (loss) after provision for loan losses	2,919	(381)	2,863	2,676

Other income	1,275	795	973	995
Other expense	3,082	2,949	3,204	3,251

Income (loss) before income taxes	1,112	(2,535)	632	420

Provision (benefit) for income taxes	316	(814)	53	149

Net income (loss)	$796	$(1,721)	$579	$271

	For the year ended June 30, 2010
	(Dollars in thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$4,688	$4,716	$4,711	$4,821
Interest expense	1,594	1,542	1,588	1,705

Net interest income	3,094	3,174	3,123	3,116
Provision for loan losses	1,112	451	324	622

Net interest income after provision for loan losses	1,982	2,723	2,799	2,494

Other income	1,180	749	942	686
Other expense	3,346	2,908	3,069	2,875

Income (loss) before income taxes	(184)	564	672	305

Provision (benefit) for income taxes	(150)	214	196	83

Net income (loss)	$(34)	$350	$476	$222

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

The following table sets forth certain information with respect to the Company’s equity compensation plan as of June 30, 2011.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	522,558	$8.24	(1)	58,072
Equity compensation plans not approved by security holders	—	—		—
Total (2)	552,558	$8.24	(1)	58,072

(1)	The weighted-average exercise price of outstanding stock options is $11.53. Restricted stock grants do not have an exercise price and are subject to vesting provisions only.
(2)	The 2006 Equity Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.

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

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2011 and 2010

Consolidated Statements of Operations for the Years Ended June 30, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

2.1	Amended and Restated Plan of Conversion and Reorganization, dated March 10, 2011 and amended and restated as of May 12, 2011

3.1	Charter of United Community Bancorp (1)

3.2	Amended and Restated Bylaws of United Community Bancorp (2)

4.1	Specimen Stock Certificate of United Community Bancorp (1)

10.1	United Community Bank Employee Stock Ownership Plan and Trust Agreement*(1)

10.2	Form of ESOP Loan Documents*(1)

10.3	United Community Bank 401(k) Profit Sharing Plan and Trust and Adoption Agreement*(1)

10.4	Amended and Restated United Community Bank Employee Severance Compensation Plan*(3)

10.5	Amended and Restated United Community Bank Supplemental Executive Retirement Plan*(3)

10.6	Amended and Restated Employment Agreement between United Community Bancorp and certain executive officers*(3)

10.7	Employment Agreement between United Community Bank and certain executive officers*(3)

10.8	United Community Bank Directors Retirement Plan*(1)

10.9	First Amendment to the United Community Bank Directors’ Retirement Plan (3)

10.10	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto*(1)

10.11	First Amendment to the United Community Bank Executive Supplemental Retirement Income Agreement (3)

10.12	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements*(1)

10.13	United Community Bancorp 2006 Equity Incentive Plan (4)

21	Subsidiaries

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on December 14, 2005 (File No. 333-130302).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2011 (File No. 0-51800).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No. 0-51800).
(4)	Incorporated herein by reference to Appendix C to the Company’s Proxy Statement filed with the SEC on October 5, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 28, 2011	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ William F. Ritzmann	September 28, 2011
William F. Ritzmann
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Vicki A. March	September 28, 2011
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Michael B. Shannon	September 28, 2011
Michael B. Shannon
Vice President and Controller

By:	/s/ Ralph B. Sprecher	September 28, 2011
Ralph B. Sprecher
Chairman of the Board

By:	/s/ Robert J. Ewbank	September 28, 2011
Robert J. Ewbank
Director

By:	/s/ Jerry W. Hacker	September 28, 2011
Jerry W. Hacker
Director

By:	/s/ Elmer G. McLaughlin	September 28, 2011
Elmer G. McLaughlin
Chief Operating Officer and Director

By:	/s/ George M. Seitz	September 28, 2011
George M. Seitz
Director

By:	/s/ Eugene B. Seitz	September 28, 2011
Eugene B. Seitz
Director

By:	/s/ Richard C. Strzynski	September 28, 2011
Richard C. Strzynski
Director

By:	/s/ James D. Humphrey	September 28, 2011
James D. Humphrey
Director