Form 10-Q
period 2011-09-30
United Community Bancorp
filed 2011-11-14
CIK 1344970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐                                No ☒

As of November 4, 2011, there were 7,840,382 shares of the registrant’s common stock outstanding, of which 4,655,200 shares were held by United Community MHC.

UNITED COMMUNITY BANCORP

Part I. Financial Information
Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	September 30, 2011	June 30, 2011
Assets

Cash and due from banks	$23,878	$31,159
Investment securities:
Securities available for sale - at estimated market value	33,500	49,230
Securities held to maturity - at amortized cost	543	564
Mortgage-backed securities available for sale - at estimated market value	96,988	74,119

Loans receivable, net	283,577	286,173
Loans available for sale	697	196

Property and equipment, net	7,308	7,396
Federal Home Loan Bank stock, at cost	6,588	2,507
Accrued interest receivable:
Loans	1,232	1,291
Investments and mortgage-backed securities	603	681
Other real estate owned, net	376	139
Cash surrender value of life insurance policies	9,948	7,882
Deferred income taxes	2,467	2,765
Prepaid expenses and other assets	4,482	5,060
Goodwill	2,522	2,522
Intangible asset	989	1,028
Total assets	$475,698	$472,712

Liabilities and Stockholders' Equity

Deposits	$415,344	$413,091
Advance from FHLB	1,583	1,833
Accrued interest on deposits	41	44
Accrued interest on FHLB advance	3	3
Advances from borrowers for payment of insurance and taxes	412	230
Accrued expenses and other liabilities	3,107	3,184
Total liabilities	420,490	418,385

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,840,382 shares outstanding at September 30, 2011
and June 30, 2011	36	36
Additional paid-in capital	37,036	37,089
Retained earnings	26,720	26,616
Less shares purchased for stock plans	(2,655)	(2,775)
Treasury Stock, at cost - 623,618 shares at September 30, 2011 and June 30, 2011	(7,091)	(7,091)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	1,162	452

Total stockholders' equity	55,208	54,327

Total liabilities and stockholders' equity	$475,698	$472,712

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
For the three months ended September 30,

(In thousands, except per share data)	2011	2010
Interest income:
Loans	$3,898	$4,327
Investments and mortgage - backed securities	789	703
Total interest income	4,687	5,030
Interest expense:
Deposits	1,138	1,613
Borrowed funds	14	22
Total interest expense	1,152	1,635

Net interest income	3,535	3,395

Provision for loan losses	898	719

Net interest income after
provision for loan losses	2,637	2,676

Other income:
Service charges	639	601
Gain on sale of loans	83	227
Gain on sale of investments	236	44
Gain on sale of other real estate owned	-	2
Income from Bank Owned Life Insurance	67	69
Other	101	52
Total other income	1,126	995

Other expense:
Compensation and employee benefits	1,736	1,671
Premises and occupancy expense	328	309
Deposit insurance premium	137	228
Advertising expense	93	101
Data processing expense	305	282
Acquisition expense	-	38
Other operating expenses	550	622
Total other expense	3,149	3,251

Income before income taxes	614	420

Income tax provision	138	149

Net income	$476	$271

Basic and diluted earnings per share	$0.06	$0.04

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For the three months ended September 30,

(In thousands)	2011	2010

Net income	$476	$271

Other comprehensive income, net of tax
Unrealized gain (loss) on available for sale securities	946	273
Reclassification adjustment for net (gains) losses on
available for sale securities included in income	(236)	(29)

Total comprehensive income	$1,186	$515

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	(Unaudited)
	For the three months ended
	September 30,
(In thousands)	2011	2010
Operating activities:
Net income	$476	$271
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	144	131
Amortization of intangible asset	39	104
Provision for loan losses	898	719
Deferred loan origination fees costs	(22)	(15)
Amortization of premium (discount) on investments	530	(22)
Proceeds from sale of loans	5,422	12,670
Loans disbursed for sale in the secondary market	(5,840)	(12,951)
Gain on sale of loans	(83)	(227)
Amortization of acquisition-related CD yield adjustment	(9)	-
Gain (loss) on sale of available for sale investment securities	(236)	(44)
Gain on sale of other real estate owned	-	(2)
ESOP shares committed to be released	42	(21)
Stock-based compensation expense	24	54
Deferred income taxes	(156)	(135)
Effects of change in operating assets and liabilities:
Accrued interest receivable	137	317
Prepaid expenses and other assets	578	476
Accrued interest on deposits	(3)	(26)
Accrued expenses and other	(76)	(81)

Net cash provided by operating activities	1,865	1,218

Investing activities:
Proceeds from maturity of available for sale investment securities	6,000	4,000
Proceeds from sale of available for sale investment securities	11,362	4,044
Proceeds from maturity of held to maturity securities	21	20
Proceeds from repayment of mortgage-backed securities
available for sale	5,187	3,949
Proceeds from sale of mortgage-backed securities available for sale	14,193	-
Proceeds from sale of other real estate owned	-	2
Purchases of mortgage-backed securities available for sale	(42,151)	(5,139)
Purchases of available for sale investment securities	(860)	(5,895)
Purchases of Federal Home Loan Bank stock	(4,081)	-
Net decrease (increase) in loans	1,483	3,948
Increase in cash surrender value of life insurance	(2,066)	(69)
Capital expenditures	(56)	(243)

Net cash provided (used) by investing activities	(10,968)	4,617

Financing activities:
Net increase in deposits	2,262	6,999
Repayments of Federal Home Loan Bank advances	(250)	(250)
Dividends paid to stockholders	(372)	(351)
Net increase in advances from borrowers for payment
of insurance and taxes	182	190

Net cash provided by financing activities	1,822	6,588

Net increase (decrease) in cash and cash equivalents	(7,281)	12,423

Cash and cash equivalents at beginning of period	31,159	32,023

Cash and cash equivalents at end of period	$23,878	$44,446

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION- United Community Bancorp (the “Company”), a Federally-chartered corporation, is the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank.  The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006.  United Community MHC (the “MHC”), a Federally-chartered corporation, is the mutual holding company parent of the Company.  At September 30, 2011, the MHC owned approximately 59% of the Company and must always own at least a majority of the voting stock of the Company.  The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana.  UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank.  The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc, a wholly-owned subsidiary of United Community Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  No other adjustments have been included.  The results for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2011, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2011.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.           PLAN OF CONVERSION AND REORGANIZATION – The Boards of Directors of the MHC and the Company adopted a Plan of Conversion and Reorganization (the “Plan”) on March 10, 2011 as amended and restated on May 12, 2011. Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Indiana corporation named United Community Bancorp. As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of United Community Bancorp, the new Indiana corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of United Community Bancorp common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering are completed, all of the capital stock of United Community Bank will be owned by United Community Bancorp, the Indiana corporation.

The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of United Community Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of United Community Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Office of the Comptroller of the Currency (“OCC”), United Community Bank will not be permitted to pay dividends on its capital stock to United Community Bancorp, its sole shareholder, if United Community Bank’s shareholder’s equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. If the conversion and public offering are not completed, all costs will be charged to expense in the period in which the public offering is terminated. Costs of $557,000 had been incurred and capitalized related to the conversion as of June 30, 2011. Additional costs of $292,000 have been incurred and capitalized related to the conversion during the three months ended September 30, 2011.

3.           EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of September 30, 2011 and June 30, 2011, the ESOP owned 202,061 shares of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the three month periods ended September 30, 2011 and 2010, outstanding options to purchase 346,304 shares were excluded from the computations of diluted earnings per share as their effect would have not been dilutive.  The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended
	September 30,
	2011	2010

Basic weighted average outstanding shares	7,638,321	7,631,858
Effect of dilutive stock options	-	-
Diluted weighted average outstanding shares	7,638,321	7,631,858

5.           STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.  No stock-based compensation awards were granted during the three month periods ended September 30, 2011 and 2010.

6.           DIVIDENDS – On August 11, 2011, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.11 per share.  The dividend was paid on August 31, 2011.  Accordingly, cash dividends of $372,000 were paid to shareholders during the three month period ended September 30, 2011.  United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends.

7.           SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$-	$360
Interest	$1,155	$1,662

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities
designated as available for sale, net of tax	$710	$244
Transfers of loans to other real estate owned	$237	$-

8.           TROUBLED DEBT RESTRUCTURINGS - From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring (TDR) when we determine that greater economic value will ultimately be recovered under the new restructured terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are accounted for as set forth in ASC 310 Receivables (“ASC 310”).  A TDR may be on non-accrual or it may accrue interest.  A TDR is typically on non-accrual until the borrower successfully performs under the new terms for six consecutive months.  However, a TDR may be placed on accrual immediately following the TDR in those instances where a borrower’s payments are current prior to the modification, the loan is restructured at a market rate and management determines that principal and interest under the new terms are fully collectible.

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

During the quarter ended March 31, 2011, we began restructuring loans into a split note or Note A/Note B format. Upon performing a global analysis of the relationship with the borrower, the terms of Note A are calculated using current financial information to determine the amount of payment at which the borrower would have a debt service coverage ratio of 1.5x or better. The resulting payment was calculated based upon a 30 year amortization period, then fixed for two years, with the loan maturing at the end of the two years. The amount for Note B is the difference of Note A and the original amount to be refinanced, plus all other expenses necessary to restructure the loans. It is given the same interest rate and balloon term as Note A, but no principal or interest payments are due until maturity. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off. Note A is treated as any other troubled debt restructuring and, generally, may return to accrual status after a history of performance in accordance with the restructured terms of at least six consecutive months is established.

The following tables summarize TDRs by loan type and accrual status.

	At September 30, 2011
	Loan Status		Total unpaid principal balance	Related allowance	Recorded investment	Number of loans
(In thousands)	Accrual	Nonaccrual
One- to Four-Family residential real estate	$2,682	$2,194	$4,876	$-	$4,876	26
Multifamily residential real estate	5,384	6,983	12,367	1,274	11,093	11
Nonresidential real estate	6,552	-	6,552	29	6,523	6
Construction	-	197	197	-	197	1
Commercial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$14,618	$9,374	$23,992	$1,303	$22,689	44

	At June 30, 2011
	Loan Status		Total unpaid principal balance	Related allowance	Recorded investment	Number of loans
(In thousands)	Accrual	Nonaccrual
One- to Four-Family residential real estate	$4,128	$1,653	$5,781	$-	$5,781	34
Multifamily residential real estate	2,041	10,358	12,399	877	11,522	11
Nonresidential real estate	2,599	4,146	6,745	-	6,745	7
Total	$8,768	$16,157	$24,925	$877	$24,048	52

At September 30, 2011, the Bank had 44 loans totaling $24.0 million that qualified as TDRs, and has reserved for losses on these loans of $1.3 million.  At September 30, 2011, the Bank had no other commitments to lend on its TDRs. At June 30, 2011, the Bank had 52 loans totaling $24.9 million that qualified as TDRs, and has reserved for losses on these loans of $877,000.  Management continues to monitor the performance of loans classified as TDRs.

Loans that were included in troubled debt restructuring at September 30, 2011 and June 30, 2011 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At September 30, 2011, there were 35 loans with required principal and interest payments, 9 loans with required interest only payments. At June 30, 2011, there were 43 loans with required principal and interest payments, 9 loans with required interest only payments.

During the quarter ended September 30, 2011, the Company had one one-to-four family loan subsequently default after modification. The recorded investment in the loan at the time of default was approximately $81,000. The Company does not anticipate any further loss on the property.

9.           DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES - ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate the value. For financial instruments where quoted market prices are not available, fair values are estimated using present value or other valuation methods.

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

The estimated fair values of the Company’s financial instruments at September 30, 2011 and June 30, 2011 are as follows:

	September 30, 2011		June 30, 2011
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$23,878	$23,878	$31,159	$31,159
Investment securities available for sale	33,500	33,500	49,230	49,230
Investment securities held to maturity	543	543	564	564
Mortgage-backed securities available for sale	96,988	96,988	74,119	74,119
Loans receivable and loans receivable held for sale	284,635	280,788	286,369	288,198
Accrued interest receivable	1,835	1,835	1,972	1,972
Investment in FHLB stock	6,588	6,588	2,507	2,507

Financial liabilities:
Deposits	$415,344	$417,291	$413,091	$414,794
Accrued interest payable	44	44	47	47
FHLB advance	1,583	1,616	1,833	1,874

Off-balance sheet items	$-	$-	$-	$-

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2011:	(In thousands)
Mortgage-backed securities	$96,988	$-	$96,988	$-
U.S. Government corporations and agencies	12,072	-	12,072	-
Municipal bonds	21,298	-	21,298	-
Other equity securities	130	130	-	-
June 30, 2011:
Mortgage-backed securities	$74,119	$-	$74,119	$-
U.S. Government corporations and agencies	28,856	-	28,856	-
Municipal bonds	20,244	-	20,244	-
Other equity securities	130	130	-	-

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2011:	(In thousands)
Other real estate owned	$376	$-	$376	$-
Loans held for sale	697	-	697	-
Impaired loans	7,860	-	7,860	-

June 30, 2011:
Other real estate owned	$139	$-	$139	$-
Loans held for sale	196	-	196	-
Impaired loans	3,823	-	3,823	-

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate, cash flow analysis or other observable market prices. The Bank’s policy is that fair values for these assets are based on current appraisals or cash flow analysis.

10.           INVESTMENT SECURITIES

Investment securities available for sale at September 30, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)

Mortgage-backed securities	$96,232	$845	$89	$96,988
U.S. Government corporations
and agencies	12,045	27	-	12,072
Municipal bonds	20,087	1,217	6	21,298
Other equity securities	210	-	80	130
	$128,574	$2,089	$175	$130,488

Investment securities held to maturity at September 30, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)

Municipal bonds	$543	-	-	$543

Investment securities available for sale at June 30, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)

Mortgage-backed securities	$73,827	$364	$72	$74,119
U.S. Government corporations
and agencies	28,817	39	-	28,856
Municipal bonds	19,744	544	44	20,244
Other equity securities	210	-	80	130
	$122,598	$947	$196	$123,349

Investment securities held to maturity at June 30, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)

Municipal bonds	$564	$-	$-	$564

The mortgage-backed securities, callable bonds and municipal bonds available for sale have the following maturities at September 30, 2011:

	Amortized	Estimated
	cost	market value
	(In thousands)
Due or callable in one year or less	$12,045	$12,073
Due or callable in 1 - 5 years	76,589	77,309
Due or callable in 5 - 10 years	26,907	27,403
Due or callable in greater than 10 years	12,823	13,573
Total debt securities	$128,364	$130,358

All other securities available for sale at September 30, 2011 are saleable within one year.  The Bank held $543,000 and $564,000 in investment securities that are being held to maturity at September 30, 2011 and June 30, 2011, respectively.  The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of September 30, 2011 (dollars in thousands):

October 1, 2011 through June 30, 2012	$22
2013	46
2014	49
2015	176
2016	56
2017 and thereafter	194
$543

Gross proceeds on the sale of investment and mortgage-backed securities were $25.6 million and $4.0 million for the three month periods ended September 30, 2011 and 2010, respectively.  Gross realized gains for the three month periods ended September 30, 2011 and 2010 were $236,000 and $44,000, respectively.  There were no gross realized losses for the three month periods ended September 30, 2011 and 2010.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2011:

	Less than 12 months			12 months or longer			Total
	Fair Value		Unrealized Losses	Fair Value		Unrealized Losses	Fair Value		Unrealized Losses
	(In thousands)
Mortgage-backed securities	26,306		68	2,091		21	28,397		89
Municipal bonds	242		5	514		1	756		6
Other equity securities	-		-	130		80	130		80
	$26,548		73	$2,735		102	$29,283		175
Number of investments		8			3			11

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

11.           GOODWILL AND INTANGIBLE ASSET

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

Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually. Potential goodwill impairment exists when the fair value of the reporting unit (as defined by U.S. GAAP) is less than its carrying value. An impairment loss is recognized in earnings only when the carrying amount of goodwill is less than its implied fair value.

The following table indicates changes to the core deposit intangible asset and goodwill balances for the three month period ended September 30, 2011:

	Core Deposit Intangible	Goodwill
	(dollars in thousands)

Balance at June 30, 2011	$1,028	$2,522
Amortization	(39)	-
Balance at September 30, 2011	$989	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years.  Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of September 30, 2011:

October 1, 2011 through June 30, 2012	$187
2013	179
2014	142
2015	118
2016	118
2017 and thereafter	245
$989

12.           DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the three months ended September 30, 2011 (in thousands):

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total

Allowance for Credit Losses:
Beginning Balance:	$800	$310	$112	$2,314	$1,462	$3	$12	$26	$5,039
Charge offs	167	39	-	91	-	-	-	-	$297
Recoveries	2	8	-	1	-	-	-	1	$12
Provision	72	32	61	728	8	-	1	(4)	898
Ending Balance:	$707	$311	$173	$2,952	$1,470	$3	$13	$23	$5,652

Balance, Individually Evaluated	$-	$-	$-	$1,674	$122	$-	$-	$-	$1,796

Balance, Collectively Evaluated	$707	$311	$173	$1,278	$1,348	$3	$13	$23	$3,856

Financing receivables:
Ending Balance	$113,357	$37,050	$18,635	$44,890	$63,538	$1,214	$4,015	$6,199	$288,898

Ending Balance: individually
evaluated for impairment	$-	$-	$291	$9,164	$1,898	$197	$-	$-	$11,550

Ending Balance: collectively
evaluated for impairment	$97,138	$29,553	$17,426	$35,181	$54,357	$1,017	$3,846	$3,440	$241,958

Ending Balance: loans
acquired with deteriorated
credit quality	$16,219	$7,497	$918	$545	$7,283	$-	$169	$2,759	$35,390

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b).

Credit Risk Profile by Internally Assigned Grade
At September 30, 2011

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$100,123	$36,046	$13,583	$17,637	$35,138	$537	$2,623	$3,353	$209,040
Watch	6,911	559	2,809	10,468	11,262	480	1,392	2,443	36,324
Special mention	691	94	847	-	8,566	-	-	56	10,254
Substandard	5,632	351	1,396	16,785	8,572	197	-	347	33,280
Doubtful	-	-	-	-	-	-	-	-	-
Total:	$113,357	$37,050	$18,635	$44,890	$63,538	$1,214	$4,015	$6,199	$288,898

Credit Risk Profile by Internally Assigned Grade
At June 30, 2011

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$100,380	$35,893	$13,234	$17,140	$36,307	$273	$2,663	$4,208	$210,098
Watch	6,805	378	2,865	13,023	11,845	644	1,322	1,911	38,793
Special mention	1,002	127	1,030	1,593	9,573	-	-	163	13,488
Substandard	4,715	241	1,122	14,540	7,431	167	-	239	28,455
Total:	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable
At September 30, 2011

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$2,014	$1,075	$953	$4,042	$109,315	$113,357
Consumer	256	94	109	459	36,591	37,050
One- to Four- Family Non-Owner Occupied Mortgage	34	49	489	572	18,063	18,635
Multifamily Residential Real Estate Mortgage	-	-	-	-	44,890	44,890
Non-Residential Real Estate	191	345	667	1,203	62,335	63,538
Construction	-	-	-	-	1,214	1,214
Land	-	-	-	-	4,015	4,015
Commercial and Agricultural	74	100	212	386	5,813	6,199
Total	$2,569	$1,663	$2,430	$6,662	$282,236	$288,898

Age Analysis of Past Due Loans Receivable
At June 30, 2011
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$978	$995	$939	$2,912	$109,990	$112,902
Consumer	425	187	54	666	35,973	36,639
One- to Four- Family Non-Owner Occupied Mortgage	177	98	301	576	17,675	18,251
Multifamily Residential Real Estate Mortgage	—	—	—	—	46,296	46,296
Non-Residential Real Estate	732	307	—	1,039	64,117	65,156
Construction	—	—	—	—	1,084	1,084
Land	—	—	—	—	3,985	3,985
Commercial and Agricultural	240	—	204	444	6,077	6,521
Total	$2,552	$1,587	$1,498	$5,637	$285,197	$290,834

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans
For the three months ended September 30, 2011

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	6,540	7,657	(1,518)	157	1,635
Non-Residential Real Estate	1,320	1,442	(122)	19	660
Construction	-	-	-	-	-
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$7,860	$9,099	$(1,640)	$176	$1,572

Impaired Loans
For the three months ended September 30, 2011

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$291	$429	$-	$-	$97
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	-	-	-	-	-
Non-Residential Real Estate	578	711	-	-	578
Construction	-	-	-	-	-
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$869	$1,140	$-	$-	$217

Impaired Loans
For the three months ended September 30, 2011

	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$291	$429	$-	$-	$97
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	6,540	7,657	(1,518)	157	1,635
Non-Residential Real Estate	1,898	2,153	(122)	19	632
Construction	-	-	-	-	-
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$8,729	$10,239	$(1,640)	$176	$872

The Bank did not have any investments in subprime loans at September 30, 2011. The Bank had $4.9 million of one-to-four family, owner occupied loans that were included in troubled debt restructurings with no impairment at September 30, 2011.

13.           EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test is only required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective December 15, 2011. Although the adoption of this ASU will impact the way the Company currently reports comprehensive income, it is not expected to have a material impact on the Company’s financial statements.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies which loan modifications constitute troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude under the guidance in ASU 2011-02 that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties.  The amendments also clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this ASU during the three months ended September 30, 2011 did not have a material impact on the Company’s financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosure about Fair Value Measurements, under Topic 820, Fair value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3.  This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 became effective during the year ended June 30, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective for the interim period ending September 30, 2011.  The adoption of this remaining guidance did not have an impact on the Company’s financial statements.

Item 2.
Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios.  Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2011, which is available through the SEC’s website at www.sec.gov.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: the allowance for loan losses and the valuation of deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; and value of collateral.  Inherent loss factors are then applied to the remaining loan portfolio.  All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio.  Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. The level of the Bank’s allowance for loan losses was examined by its primary federal regulators during its most recent exam in November 2011. For additional discussion, see notes 1 and 5 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2011.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (ASC) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. The Company adopted the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes effective July 1, 2007. Implementation resulted in no cumulative effect adjustment to retained earnings as of the date of adoption. The Company had no unrecognized tax benefits as of September 30, 2011 and June 30, 2011. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended September 30, 2011 and 2010, and had no accrued interest and penalties on the balance sheet as of September 30, 2011 and June 30, 2011. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before the fiscal year ended June 30, 2006.

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

Total assets were $475.7 million at September 30, 2011, compared to $472.7 million at June 30, 2011.  Total assets remained relatively flat even though there were increases in investment securities of $7.1 million, Federal Home Loan Bank (“FHLB”) stock of $4.1 million and bank owned life insurance (“BOLI”) of $2.1 million.  These increases were partially offset by decreases in cash of $7.3 million, net loans receivable of $2.8 million and deferred income taxes, prepaid expenses and other assets of $1.0 million.  The increase in investment securities was funded by the decrease in cash.  The increase in FHLB stock was attributable to the Bank’s desire to increase its borrowing capacity.  BOLI was increased to offset and recover existing benefit expenses.  The decrease in loans receivable was due to fewer loans being made and the proceeds from repayments of loans being used to purchase FHLB stock and BOLI.

Total liabilities were $420.5 million at September 30, 2011, compared to $418.4 million at June 30, 2011.  The increase was primarily the result of a $2.3 million increase in deposits due primarily to a $5.0 million increase in deposits other than municipal deposits.

Total stockholders’ equity was $55.2 million at September 30, 2011, compared to $54.3 million at June 30, 2011.  The increase was primarily the result of an increase of $710,000 in unrealized gains on available for sale securities combined with net income of $476,000, partially offset by dividends paid of $372,000.  At September 30, 2011, the Bank was considered “well-capitalized” under applicable regulatory requirements.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. Net income increased $205,000 in the quarter ended September 30, 2011, compared to the prior year quarter.  The increase was primarily due to a $140,000 increase in net interest income, a $131,000 increase in noninterest income and a $102,000 decrease in noninterest expense, partially offset by a $179,000 increase in the provision for loan loss.

Net Interest Income. Net interest income increased $140,000, or 4.1%, to $3.5 million for the quarter ended September 30, 2011, as compared to $3.4 million for the same quarter in the prior year.  The increase was primarily the result of a decrease in average interest rate paid on interest-bearing liabilities from 1.50% to 1.11%, partially offset by a decrease in interest earned on average interest-earning assets from 4.34% to 4.27%.  Changes in interest rates are reflective of decreases in overall market rates.

The following table summarizes changes in interest income and interest expense for the three months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,
	2011	2010	% Change
	(Dollars in thousands)
Interest income:
Loans	$3,898	$4,327	(9.9)%
Investment and mortgage-backed securities	786	698	12.6
Other interest-earning assets	3	5	(40.0)
Total interest income	4,687	5,030	(6.8)

Interest expense:
NOW and money market deposit accounts	175	284	(38.4)
Passbook accounts	68	64	6.3
Certificates of deposit	895	1,265	(29.2)
Total interest-bearing deposits	1, 138	1,613	(29.4)
FHLB advances	14	22	(36.4)
Total interest expense	1,152	1,635	(29.5)
Net interest income	$3,535	$3,395	4.1

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2011 and 2010.  For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only.  Yields are not presented on a tax equivalent basis.

	Three Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$284,938	$3,898	5.47%	$307,300	$4,327	5.63%
Investment and mortgage-backed securities	131,011	786	2.40	121,734	698	2.30
Other interest-earning assets	23,413	3	0.05	35,109	5	0.06
	439,362	4,687	4.27	464,143	5,030	4.34
Noninterest-earning assets	34,260			29,826
Total assets	$473,622			$493,969

Liabilities and stockholders~~'~~’ equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	$146,058	$175	0.48	$157,004	$284	0.72
Passbook accounts (1)	70,557	68	0.39	55,989	64	0.46
Certificates of deposit (1)	196,827	895	1.82	218,991	1,265	2.31
Total interest-bearing deposits	413,442	1,138	1.10	431,984	1,613	1.49
FHLB advances	1,708	14	3.28	2,708	22	3.25
Total interest-bearing liabilities	415,150	1,152	1.11	434,692	1,635	1.50
Noninterest bearing liabilities	3,790			3,886
Total liabilities	418,940			438,578
Stockholders~~'~~’ equity	54,682			55,391
Total liabilities and stockholders~~'~~’ equity	$473,622			$493,969
Net interest income		$3,535			$3,395
Interest rate spread			3.17%			2.84%
Net interest margin (annualized)			3.22%			2.93%
Average interest-earning assets to average interest-bearing liabilities			105.83%			106.78%

(1) Includes municipal deposits

Provision for Loan Losses.  The provision for loan losses was $898,000 for the quarter ended September 30, 2011, compared to $719,000 for the same quarter in the prior year. On at least a quarterly basis, management evaluates the Bank’s allowance for loan loss for adequacy.  As part of this evaluation, management considers the amounts and types of loans, concentrations, the value of underlying collateral, current economic conditions, historical charge-offs, and other relevant information, such as the size of the overall portfolio and the financial condition of the borrowers.  Based upon this evaluation, management recorded a  provision for loan loss of $898,000 in the current quarterly period.  Nonperforming loans decreased from $20.6 million at June 30, 2011 to $15.2 million at September 30, 2011, compared to an increase in nonperforming loans from $10.6 million at June 30, 2010 to $18.7 million at September 30, 2010.  The decrease in nonperforming loans in the current year quarter was primarily the result of troubled debt restructurings that have been placed on accrual (performing) status since they have been performing in accordance with their restructured terms for at least six consecutive months and the absence of the addition of any significant additional nonperforming loans in the current year quarter.

For more information on how the Company reviews its allowance for loan losses and determines any necessary provision see, “Critical Accounting Policies – Allowance for Loan Losses.”

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At September 30, 2011	At June 30, 2011	% Change

	(Dollars in thousands)
Nonaccrual loans:
One- to-four-family residential real estate	$2,098	$1,652	27.0%
Multi-family	1,737	1,742	(0.3)
Nonresidential real estate and land	1,411	566	149.3
Construction	-	-	-
Commercial	202	240	(15.8)
Consumer	351	240	46.3

Total nonaccrual loans	5,799	4,440	30.6

Nonaccrual restructured loans:
One- to-four-family residential real estate	$2,194	$1,653	32.7%
Multi-family	6,983	10,358	(32.6)
Nonresidential real estate and land	-	4,146	(100.0)
Construction	197	-	100.0
Commercial	-	-	-
Consumer	-	-	-

Total nonaccrual restructured loans	9,374	16,157	(42.0)

Total nonperforming loans	15,173	20,597	(26.3)
Real estate owned	376	139	170.5

Total nonperforming assets	$15,549	$20,736	(25.0)
Accruing restructured loans	14,618	8,768	66.7

Accruing restructured loans and nonperforming assets	$30,167	$29,504	2.2

Total nonperforming loans to total loans	5.25%	7.08%	(25.9)
Total nonperforming loans to total assets	3.19%	4.36%	(26.8)
Total nonperforming assets to total assets	3.27%	4.39%	(25.5)

During the three month period ended September 30, 2011, nonperforming loans decreased from $20.6 million at June 30, 2011 to $15.2 million at September 30, 2011. The decrease in nonperforming loans was primarily the result of troubled debt restructurings on nonaccrual status decreasing from $16.2 million at June 30, 2011 to $9.4 million at September 30, 2011. As previously disclosed, the Company restructured $13.7 million of loans during the third quarter of the fiscal year ended June 30, 2011. The loans restructured during the third quarter of the fiscal year ended June 30, 2011 included five of our largest loans. All of these loans were restructured using a split note strategy whereby the Bank’s remaining recorded investment in the borrowing reflected the “as is” value of the collateral, i.e. fair value less selling expenses. At September 30, 2011, all of the restructured loans have been performing in accordance with their restructured terms.

Under the split note or Note A/Note B strategy, the Note A was underwritten based on the Company’s normal underwriting standards with the exception that a debt service coverage ratio of 1.5x or higher was required. This is more stringent than the Company’s normal underwriting guidelines which generally require a debt service coverage of 1.2x or better. The Note A payment was based on a thirty year amortization schedule and matures at the end of two years. The amount of Note B under the split note strategy is the difference between the amount of Note A and the principal amount to be refinanced. The interest rate and two year maturity of the Note B loan are identical to the Note A loan, but the Note B loan requires no payments of interest or principal until maturity. While no amount of the original indebtedness was forgiven through this process, the full amount of the borrowers’ Note B indebtedness was charged-off in March, 2011.

A discussion of the most significant troubled debt restructurings, all of which were on nonaccrual status at the beginning of the quarter ended September 30, 2011, follows. The status of each of these troubled debt restructurings at September 30, 2011 is noted below. Management monitors the performance of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.  A more detailed discussion of these loan relationships is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled “Analysis of Nonperforming and Classified Assets” in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2011.

●
Loan Relationship A. This relationship consists of three loans with a total carrying value of $6.4 million prior to its restructuring. One loan is secured by a first mortgage on an apartment complex near a college campus, another is secured by a first mortgage on two mobile home parks, and the last is secured by the first mortgage on another apartment complex. All three loans are included in the above table as “Accruing restructured loans” at September 30, 2011 and “Nonaccrual restructured loans” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family residential real estate”, “Special Mention” at September 30, 2011 and June 30, 2011. The total loan balance at September 30, 2011 for this relationship was $5.8 million. This relationship was performing in accordance with its restructured terms at September 30, 2011 and, because it performed in accordance with its restructured terms for at least six consecutive months was moved from nonaccrual to accrual status at that date.

●
Loan Relationship B. The loans comprising Loan Relationship B, totaling $2.3 million, are secured by a first mortgage on two separate retail strip shopping centers and a single purpose commercial use property. All the loans are included in the above table as “Accruing restructured loans” at September 30, 2011 and “Nonaccrual restructured loans,” “Nonresidential real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Nonresidential real estate, Substandard” at September 30, 2011 and June 30, 2011. This relationship was performing in accordance with its restructured terms at September 30, 2011 and because the loan has performed in accordance with its restructured terms for at least six consecutive months, the loan has been moved from nonaccrual to accrual status at that date.

●
Loan Relationship C. This loan relationship is secured by a first mortgage on a single-family home, a 24-unit apartment complex, one- to four-family residential properties and several residential building lots. The relationship is included in the above table as “Nonaccrual restructured loans, multi-family real estate” at September 30, 2011 and June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family real estate, Substandard” at September 30, 2011 and June 30, 2011. The loan balance at September 30, 2011 for this relationship was $1.5 million. This relationship was performing in accordance with its restructured terms at September 30, 2011 and, because the loan has performed in accordance with its restructured terms for at least six consecutive months, the loan was moved from nonaccrual to accrual status at that date.

●
Loan Relationship D. The loan comprising Loan Relationship D is secured by a first mortgage on a 62-unit apartment complex near a college campus. The loan was made in 2008 to a seasoned property manager who made major improvements to the property. At this time, the loan requires interest only payments through December 2011. The borrower has completed renovations to the property and the cash flow of the property has improved, supporting the carrying value of the loan. At September 30, 2011, the carrying value of this loan was $1.3 million, and the loan was performing in accordance with its restructured terms at that date. The loan was on nonaccrual status at both September 30, 2011 and June 30, 2011.

●
Loan Relationship E. This relationship has an aggregate carrying value of $557,000 at September 30, 2011, and was secured by nonresidential real estate. These loans are included in the above table as “Accruing restructured loans” at September 30, 2011 and  “Nonaccrual restructured loans, nonresidential real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Nonresidential real estate, Substandard” at September 30, 2011 and June 30, 2011. This relationship was performing in accordance with its restructured terms at September 30, 2011 and because the loan has performed in accordance with its restructured terms for at least six consecutive months, the loans were moved from nonaccrual to accrual status at that date.

●
Loan Relationship F. This loan relationship had an aggregate carrying value of $469,000 at September 30, 2011. These loans are secured by single-family and multifamily residential real estate. These loans are included in the above table as “Accruing restructured loans” at September 30, 2011 and “Nonaccrual restructured loans, multi-family real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family real estate, Substandard” at September 30, 2011 and June 30, 2011. This loan relationship was performing in accordance with its restructured terms for at least six consecutive months at September 30, 2011 and, as a result was moved from nonaccrual to accrual status at that date.

Noninterest Income. The following table summarizes other income for the three months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,
	2011	2010	% Change
	(Dollars in thousands)

Service charges	$639	$601	6.3%
Gain on sale of loans	83	227	(63.4)
Gain on sale of investments	236	44	436.4
Gain on sale of other real estate owned	-	2	(100.0)
Income from bank-owned life insurance	67	69	(2.9)
Other	101	52	94.2
Total	$1,126	$995	13.2

Noninterest income increased $131,000, or 13.2% from $995,000 in the prior year quarter to $1.1 million in the current year quarter.  The increase in the current year quarter was due to a $192,000 increase in gain on sale of investments, a $49,000 increase in other noninterest income, and a $38,000 increase in service charges, partially offset by a $144,000 decrease in the gain on sale of loans.  The increase in gain on sale of investments was the result of the sale of 11 securities totaling $25.6 million in the current year quarter, compared to only two totaling $4.0 million in the prior year quarter.  The increase in other noninterest income was primarily the result of an increase in loan servicing income and late charges collected on loan payments.  The increase in service charges was the result of increased volume at our ATM’s, including the addition of one ATM, and the increase in checkcards issued in the current year quarter.  The decrease in the gain on sale of loans was the result of fewer loan sales to Freddie Mac in the current year quarter when compared to the prior year quarter. The decrease in loan sales was the result of interest rates remaining relatively unchanged over the last year, leading to a decrease in refinances.

Noninterest Expense.  The following table summarizes other expense for the three months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,
	2011	2010	% Change
	(Dollars in thousands)
Compensation and employee benefits	$1,736	$1,671	3.9%
Premises and occupancy expense	328	309	6.1
Deposit insurance premium	137	228	(39.9)
Advertising expense	93	101	(7.9)
Data processing expense	305	282	8.2
Acquisition related expenses	-	38	(100.0)
Other operating expenses	550	622	(11.6)
Total	$3,149	$3,251	(3.1)

Noninterest expense decreased $102,000 or 3.1%, to $3.1 million for the quarter ended September 30, 2011, from $3.3 million in the prior year quarter.  The decrease was primarily the result of a decrease in deposit insurance premiums of $91,000, a decrease in other operating expenses of $72,000, and a decrease in acquisition expenses of $38,000, partially offset by an increase in compensation expenses of $65,000, data processing expenses of $23,000 and premises and occupancy expenses of $19,000.  The decrease in deposit insurance premiums was the result of a decrease in average deposits of approximately $18.5 million from the prior year quarter compared to the current year quarter, primarily related to a decrease in municipal deposits over that time period.  The decrease in other noninterest expenses was primarily the result of a decrease in the amortization of intangible assets from the acquisition of three branches from Integra in the fourth quarter of 2010.  The decrease in acquisition expenses was the result of there being no acquisitions carried out during the current year quarter.  The increase in compensation expenses is the result of the net addition of one employee and the effect of annual increases in compensation.  The increase in data processing expense was caused by the increased customer base primarily attributable to the previously mentioned acquisition.  The increases in premises and occupancy expenses was the result of remodeling several branches during the year, including updating and replacing several fully depreciated assets.

Income Taxes. The provision for income taxes was $138,000 for the quarter ended September 30, 2011 compared to $149,000 for the same period in 2010.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $23.9 million at September 30, 2011 and $31.2 million at June 30, 2011. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $101.0 million at September 30, 2011. Total securities classified as available-for-sale were $130.5 million at September 30, 2011. In addition, at September 30, 2011, we had the ability to borrow a total of approximately $81.7 million from the Federal Home Loan Bank of Indianapolis.

At September 30, 2011, we had $28.5 million in loan commitments outstanding, consisting of $1.9 million in mortgage loan commitments, $21,000 in commercial loan commitments, $21.1 million in unused home equity lines of credit, $5.0 million in commercial lines of credit, and $369,000 in letters of credit outstanding.  Certificates of deposit due within one year of September 30, 2011 totaled $110.2 million. This represented 55.5% of certificates of deposit at September 30, 2011. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 17 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2011.

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2011:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011 (unaudited)	(in thousands)
Tier 1 capital to risk-weighted assets	$46,411	16.72%	$11,103	4.0%	$16,655	6.0%
Total capital to risk-weighted assets	49,885	17.97%	22,208	8.0%	27,760	10.0%
Tier 1 capital to adjusted total assets	46,411	9.86%	18,827	4.0%	23,535	5.0%
Tangible capital to adjusted total assets	46,411	9.86%	7,060	1.5%

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

For the three months ended September 30, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2011. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

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

The following table, which is based on information that we provided to the Office of Thrift Supervision prior to the July 21, 2011 transition date, presents the change in our net portfolio value at June 30, 2011 that would occur in the event of an immediate change in interest rates based on OCC assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$51,183	$(5,202)	(9)%	10.88%	(81	)bps
200	54,605	(1,780)	(3)	11.47	(22)
100	55,633	(752)	(1)	11.61	(8)
50	55,957	(428)	(1)	11.64	(5)
0	56,385	-	-	11.69	-
(50)	56,602	217	-	11.71	2
(100)	57,519	1,134	2	11.86	17

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

Item 4.
Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company’s common stock during the quarter ended September 30, 2011.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  [REMOVED AND RESERVED]

Item 5.  OTHER INFORMATION

Not applicable

Item 6.   EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

_____________________________
*  Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date:	November 14, 2011	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date:	November 14, 2011	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer