Form 10-Q
period 2011-12-31
United Community Bancorp
filed 2012-02-14
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes ☐ No ☒

As of February 10, 2012, there were 7,840,382 shares of the registrant’s common stock outstanding, of which 4,655,200 shares were held by United Community MHC.

UNITED COMMUNITY BANCORP

Part I. Financial Information

Item 1. Financial Statements

 UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	December 31, 2011	June 30, 2011
Assets
Cash and due from banks	$16,644	31,159
Investment securities:
Securities available for sale - at estimated market value	26,058	49,230
Securities held to maturity - at amortized cost	543	564
Mortgage-backed securities available for sale - at estimated market value	99,768	74,119

Loans receivable, net	285,709	286,173
Loans available for sale	307	196

Property and equipment, net	7,277	7,396
Federal Home Loan Bank stock, at cost	6,588	2,507
Accrued interest receivable:
Loans	1,245	1,291
Investments and mortgage-backed securities	601	681
Other real estate owned, net	645	139
Cash surrender value of life insurance policies	10,136	7,882
Deferred income taxes	2,746	2,765
Prepaid expenses and other assets	5,079	5,060
Goodwill	2,522	2,522
Intangible asset	949	1,028
Total assets	$466,817	472,712
Liabilities and Stockholders' Equity
Deposits	$407,443	413,091
Advance from FHLB	1,333	1,833
Accrued interest on deposits	36	44
Accrued interest on FHLB advance	2	3
Advances from borrowers for payment of insurance and taxes	302	230
Accrued expenses and other liabilities	2,925	3,184
Total liabilities	412,041	418,385

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,840,382 shares outstanding at December 31, 2011 and June 30, 2011	36	36
Additional paid-in capital	37,027	37,089
Retained earnings	26,959	26,616
Less shares purchased for stock plans	(2,581)	(2,775)
Treasury Stock, at cost - 623,618 shares at December 31, 2011 and June 30, 2011	(7,091)	(7,091)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	426	452

Total stockholders' equity	54,776	54,327

Total liabilities and stockholders' equity	$466,817	472,712

 See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

 Consolidated Statements of Income

 (In thousands, except share amounts)

	For the three months ended December 31,		For the six months ended December 31,
(In thousands, except per share data)	2011	2010	2011	2010
Interest income:
Loans	$3,999	$4,354	$7,897	$8,681
Investments and mortgage - backed securities	701	679	1,490	1,382
Total interest income	4,700	5,033	9,387	10,063
Interest expense:
Deposits	1,045	1,413	2,183	3,026
Borrowed funds	12	20	26	42
Total interest expense	1,057	1,433	2,209	3,068

Net interest income	3,643	3,600	7,178	6,995

Provision for loan losses	977	737	1,875	1,456

Net interest income after provision for loan losses	2,666	2,863	5,303	5,539

Other income:
Service charges	621	606	1,260	1,207
Gain on sale of loans	130	215	213	442
Gain on sale of investments	327	—	563	44
Gain (loss) on sale of other real estate owned	2	(27)	2	(25)
Income from Bank Owned Life Insurance	64	70	131	139
Other	61	109	162	161
Total other income	1,205	973	2,331	1,968

Other expense:
Compensation and employee benefits	1,695	1,687	3,431	3,358
Premises and occupancy expense	310	336	638	645
Deposit insurance premium	77	180	214	408
Advertising expense	114	117	207	218
Data processing expense	311	281	616	563
Acquisition expense	—	—	—	38
Other operating expenses	634	603	1,184	1,225
Total other expense	3,141	3,204	6,290	6,455

Income before income taxes	730	632	1,344	1,052

Income tax provision	199	53	337	202

Net income	$531	$579	$1,007	$850

Basic and diluted earnings per share	$0.07	$0.08	$0.13	$0.11

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the three months		For the six months
	ended December 31,		December 31
	2011	2010	2011	2010
Net income	$531	$579	$1,007	$850

Other comprehensive income (loss), net of tax Unrealized gain (loss) on available for sale securities	(537)	(716)	317	(445)

Reclassification adjustment for gains on available for sale securities included in income	(199)	—	(343)	(27)

Total comprehensive income (loss)	$(205)	$(137)	$981	$378

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	(Unaudited)
	For the six months ended
	December 31,
(In thousands)	2011	2010
Operating activities:
Net income	$1,007	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	279	266
Amortization of intangible asset	79	217
Provision for loan losses	1,875	1,456
Deferred loan origination fees costs	(89)	(40)
Amortization of premium (discount) on investments	1,151	509
Proceeds from sale of loans	7,002	13,835
Loans disbursed for sale in the secondary market	(6,900)	(14,876)
Gain on sale of loans	(213)	(442)
Amortization of acquisition-related loan yield adjustment	—	(124)
Amortization of acquisition-related credit risk adjustment	—	(102)
Amortization of acquisition-related CD yield adjustment	(15)	(72)
Gain on sale of available for sale investment securities	(563)	(44)
(Gain) loss on sale of other real estate owned	(2)	25
ESOP shares committed to be released	84	(44)
Stock-based compensation expense	48	109
Deferred income taxes	36	(252)
Effects of change in operating assets and liabilities:
Accrued interest receivable	126	153
Prepaid expenses and other assets	(19)	326
Accrued interest on deposits	(8)	(40)
Accrued expenses and other	(260)	(226)

Net cash provided by operating activities	3,618	1,484

Investing activities:
Proceeds from maturity of available for sale investment securities	7,500	5,302
Proceeds from sale of available for sale investment securities	20,572	4,044
Proceeds from maturity of held to maturity securities	21	20
Proceeds from repayment of mortgage-backed securities available for sale	11,737	8,729
Proceeds from sale of mortgage-backed securities available for sale	31,012	—
Proceeds from sale of other real estate owned	10	180
Proceeds from sale of Federal Home Loan Bank stock	—	8
Purchases of mortgage-backed securities available for sale	(69,920)	(25,479)
Purchases of available for sale investment securities	(4,009)	(15,143)
Purchases of Federal Home Loan Bank stock	(4,081)	—
Net decrease (increase) in loans	(1,836)	10,085
Increase in cash surrender value of life insurance	(2,254)	(139)
Capital expenditures	(160)	(337)

Net cash used in investing activities	(11,408)	(12,730)

Financing activities:
Net decrease in deposits	(5,633)	(300)
Repayments of Federal Home Loan Bank advances	(500)	(500)
Dividends paid to stockholders	(664)	(701)
Net increase in advances from borrowers for payment of insurance and taxes	72	67

Net cash used in financing activities	(6,725)	(1,434)

Net decrease in cash and cash equivalents	(14,515)	(12,680)

Cash and cash equivalents at beginning of period	31,159	32,023

Cash and cash equivalents at end of period	$16,644	$19,343

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION- United Community Bancorp (the “Company”), a Federally-chartered corporation, is the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. United Community MHC (the “MHC”), a Federally-chartered corporation, is the mutual holding company parent of the Company. At December 31, 2011, the MHC owned approximately 59% of the Company and must always own at least a majority of the voting stock of the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana. UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank. The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc, a wholly-owned subsidiary of United Community Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2011, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2011.

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

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. If the conversion and public offering are not completed, all costs will be charged to expense in the period in which the public offering is terminated. Costs of $557,000 had been incurred and capitalized related to the conversion as of June 30, 2011. Additional costs of $484,000 have been incurred and capitalized related to the conversion during the six months ended December 31, 2011.

3. EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of December 31, 2011 and June 30, 2011, the ESOP owned 202,061 shares of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For each of the three and six month periods ended December 31, 2011 and 2010, outstanding options to purchase 346,304 shares were excluded from the computations of diluted earnings per share as their effect would have not been dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Basic weighted average outstanding shares	7,638,321	7,631,858	7,638,321	7,631,858
Effect of dilutive stock options	—	—	—	—
Diluted weighted average outstanding shares	7,638,321	7,631,858	7,638,321	7,631,858

5. STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. No stock-based compensation awards were granted during the three and six month periods ended December 31, 2011 and 2010.

6. DIVIDENDS – On October 27, 2011 and August 11, 2011, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.11 per share. The dividends, totaling $664,000 were paid on November 30, 2011 and August 31, 2011, respectively. United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends.

7. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2011	2010
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$—	$682
Interest	$2,218	$3,109

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$(26)	$(472)
Transfers of loans to other real estate owned	$514	$60

8. DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES - ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate the value. For financial instruments where quoted market prices are not available, fair values are estimated using present value or other valuation methods.

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

The estimated fair values of the Company’s financial instruments at December 31, 2011 and June 30, 2011 are as follows:

	December 31, 2011		June 30, 2011
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$16,644	$16,644	$31,159	$31,159
Investment securities available for sale	26,058	26,058	49,230	49,230
Investment securities held to maturity	543	543	564	564
Mortgage-backed securities available for sale	99,768	99,768	74,119	74,119
Loans receivable and loans receivable held for sale	286,016	288,145	286,369	288,198
Accrued interest receivable	1,846	1,846	1,972	1,972
Investment in FHLB stock	6,588	6,588	2,507	2,507

Financial liabilities:
Deposits	$407,443	$409,471	$413,091	$414,794
Accrued interest payable	38	38	47	47
FHLB advance	1,333	1,358	1,833	1,874

Off-balance sheet items	$—	$—	$—	$—

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

 Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
December 31, 2011:	(In thousands)
Mortgage-backed securities	$99,768	$—	$99,768	$—
U.S. Government corporations and agencies	6,528	—	6,528	—
Municipal bonds	19,400	—	19,400	—
Other equity securities	130	130	—	—
June 30, 2011:
Mortgage-backed securities	$74,119	$—	$74,119	$—
U.S. Government corporations and agencies	28,856	—	28,856	—
Municipal bonds	20,244	—	20,244	—
Other equity securities	130	130	—	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
December 31, 2011:	(In thousands)
Other real estate owned	$645	$—	$645	$—
Loans held for sale	307	—	307	—
Impaired loans	8,635	—	8,635	—

June 30, 2011:
Other real estate owned	$139	$—	$139	$—
Loans held for sale	196	—	196	—
Impaired loans	3,823	—	3,823	—

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate, cash flow analysis or other observable market prices. The Bank’s policy is that fair values for these assets are based on current appraisals or cash flow analysis.

9. INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$100,132	$272	$636	$99,768
U.S. Government corporations and agencies	6,514	14	—	6,528
Municipal bonds	18,262	1,144	6	19,400
Other equity securities	210	—	80	130
	$125,118	$1,430	$722	$125,826

Investment securities held to maturity at December 31, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$543	—	—	$543

Investment securities available for sale at June 30, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$73,827	$364	$72	$74,119
U.S. Government corporations and agencies	28,817	39	—	28,856
Municipal bonds	19,744	544	44	20,244
Other equity securities	210	—	80	130
	$122,598	$947	$196	$123,349

Investment securities held to maturity at June 30, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$564	$—	$—	$564

The mortgage-backed securities, callable bonds and municipal bonds available for sale have the following maturities at December 31, 2011:

	Amortized cost	Estimated market value
	(In thousands)
Due or callable in one year or less	$6,514	$6,528
Due or callable in 1 - 5 years	75,796	75,655
Due or callable in 5 - 10 years	29,539	29,712
Due or callable in greater than 10 years	13,059	13,801
Total debt securities	$124,908	$125,696

All other securities available for sale at December 31, 2011 are saleable within one year. The Bank held $543,000 and $564,000 in investment securities that are being held to maturity at December 31, 2011 and June 30, 2011, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of December 31, 2011 (dollars in thousands):

January 1, 2012 through June 30, 2012	$47
2013	71
2014	74
2015	77
2016	81
2017 and thereafter	193
$543

Gross proceeds on the sale of investment and mortgage-backed securities were $26.0 million and $-0- for the three month periods ended December 31, 2011 and 2010, respectively. Gross proceeds on the sale of investment and mortgage-backed securities were $51.6 million and $4.0 million for the six month periods ended December 31, 2011 and 2010, respectively. Gross realized gains for the three month periods ended December 31, 2011 and 2010 were $327,000 and $-0-, respectively. Gross realized gains for the six month periods ended December 31, 2011 and 2010 were $563,000 and $44,000, respectively. There were no gross realized losses for the three and six month periods ended December 31, 2011 and 2010.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at December 31, 2011:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	74,093	636	—	—	74,093	636
Municipal bonds	1,636	6	—	—	1,636	6
Other equity securities	—	—	130	80	130	80
	$75,729	642	$130	80	$75,859	722
Number of investments	20		1		21

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the six month period ended December 31, 2011:

	Core Deposit Intangible	Goodwill
	(dollars in thousands)
Balance at June 30, 2011	$1,028	$2,522
Amortization	(79)	—
Balance at December 31, 2011	$949	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of December 31, 2011:

January 1, 2012 through June 30, 2012	$80
2013	179
2014	142
2015	118
2016	118
2017 and thereafter	312
$949

11. DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the three and six months ended December 31, 2011 (in thousands):

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, October 1, 2011:	$707	$311	$173	$2,952	$1,470	$3	$13	$23	$5,652
Charge offs	33	(3)	—	1,142	160	—	—	—	1,332
Recoveries	4	3	—	—	1	—	—	—	8
Provision	147	—	7	726	91	(1)	(1)	8	977
Ending Balance:	$825	$317	$180	$2,536	$1,402	$2	$12	$31	$5,305

Balance, July 1, 2011:	$800	$310	$112	$2,314	$1,462	$3	$12	$26	$5,039

Charge offs	200	36	—	1,233	160	—	—	—	1,629
Recoveries	6	11	—	1	1	—	—	1	20
Provision	219	32	68	1,454	99	(1)	—	4	1,875
Ending Balance:	$825	$317	$180	$2,536	$1,402	$2	$12	$31	$5,305

Balance, Individually Evaluated	$18	$—	$8	$1,069	$145	$—	$—	$—	$1,240
Balance, Collectively Evaluated	$807	$317	$172	$1,467	$1,257	$2	$12	$31	$4,065

Financing receivables:
Ending Balance	$118,739	$36,981	$17,673	$43,290	$62,720	$707	$3,727	$6,780	$290,617

Ending Balance: individually evaluated for impairment	$4,669	$1,333	$477	$7,535	$4,441	$—	$—	$—	$18,455

Ending Balance: collectively evaluated for impairment	$98,547	$29,387	$16,310	$35,270	$51,990	$707	$3,559	$4,782	$240,552

Ending Balance: loans acquired with deteriorated credit quality	$15,523	$6,261	$886	$485	$6,289	$—	$168	$1,998	$31,610

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2011 (in thousands):

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2010:	$419	$908	$—	$2,863	$1,256	$4	$10	$221	$5,681
Charge offs	803	959	—	2,008	3,065	—	—	38	6,873
Recoveries	26	15	—	—	7	—	—	1	49
Provision	1,158	346	112	1,459	3,264	(1)	2	(158)	6,182
Ending Balance:	$800	$310	$112	$2,314	$1,462	$3	$12	$26	$5,039
Balance, Individually Evaluated	$18	$—	$—	$1,277	$—	$—	$—	$—	$1,295
Balance, Collectively Evaluated	$782	$310	$112	$2,314	$1,462	$3	$12	$26	$3,744
Financing receivables:
Ending Balance	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

Ending Balance: individually evaluated for impairment	$—	$—	$531	$11,223	$4,545	$167	$—	$—	$16,466

Ending Balance: collectively evaluated for impairment	$97,258	$29,640	$16,744	$34,568	$53,694	$917	$3,743	$4,183	$240,747

Ending Balance: loans acquired with deteriorated credit quality	$15,644	$6,999	$976	$505	$6,917	$—	$242	$2,338	$33,621

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b).

Credit Risk Profile by Internally Assigned Grade

At December 31, 2011

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$105,524	$35,816	$12,444	$17,430	$30,779	$28	$2,681	$5,037	$209,739
Watch	7,051	789	3,304	9,886	15,372	479	1,007	1,349	39,237
Special mention	225	13	875	—	8,187	—	39	—	9,339
Substandard	5,939	363	1,050	15,974	8,382	200	—	394	32,302
Doubtful	—	—	—	—	—	—	—	—	—
Total:	$118,739	$36,981	$17,673	$43,290	$62,720	$707	$3,727	$6,780	$290,617

Credit Risk Profile by Internally Assigned Grade

At June 30, 2011

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$100,380	$35,893	$13,234	$17,140	$36,307	$273	$2,663	$4,208	$210,098
Watch	6,805	378	2,865	13,023	11,845	644	1,322	1,911	38,793
Special mention	1,002	127	1,030	1,593	9,573	—	—	163	13,488
Substandard	4,715	241	1,122	14,540	7,431	167	—	239	28,455
Total:	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

 Age Analysis of Past Due Loans Receivable

 At December 31, 2011

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable

Mortgage One- to Four- Family - Owner-Occupied	$2,631	$430	$934	$3,995	$114,744	$118,739
Consumer	240	14	143	397	36,584	36,981
One- to Four- Family Non-Owner Occupied Mortgage	511	44	3	558	17,115	17,673
Multifamily Residential Real Estate Mortgage	—	—	—	—	43,290	43,290
Non-Residential Real Estate	308	217	984	1,509	61,211	62,720
Construction	—	—	—	—	707	707
Land	81	40	—	121	3,606	3,727
Commercial and Agricultural	97	92	267	456	6,324	6,780
Total	$3,868	$837	$2,331	$7,036	$283,581	$290,617

Age Analysis of Past Due Loans Receivable

At June 30, 2011

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$978	$995	$939	$2,912	$109,990	$112,902
Consumer	425	187	54	666	35,973	36,639
One- to Four- Family Non-Owner Occupied Mortgage	177	98	301	576	17,675	18,251
Multifamily Residential Real Estate Mortgage	—	—	—	—	46,296	46,296
Non-Residential Real Estate	732	307	—	1,039	64,117	65,156
Construction	—	—	—	—	1,084	1,084
Land	—	—	—	—	3,985	3,985
Commercial and Agricultural	240	—	204	444	6,077	6,521
Total	$2,552	$1,587	$1,498	$5,637	$285,197	$290,834

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

				For the three months ended December 31, 2011		For the six months ended December 31, 2011
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$—	$—	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	—	—	—	—	—	—	—
Multifamily Residential Real Estate Mortgage	1,735	2,135	400	36	1,736	85	1,501
Non-Residential Real Estate	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—	—	—
Total	$1,735	$2,135	$400	$36	$1,736	$85	$1,501

Impaired Loans

				For the three months ended December 31, 2011		For the six months ended December 31, 2011
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$—	$—	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	—	—	—	—	—	—	—
Multifamily Residential Real Estate Mortgage	—	—	—	—	—	—	—
Non-Residential Real Estate	578	711	—	—	578	—	578
Construction	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—	—	—
Total	$578	$711	$—	$—	$578	$—	$578

 Impaired Loans

				For the three months ended December 31, 2011		For the six months ended December 31, 2011
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$—	$—	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	—	—	—	—	—	—	—
Multifamily Residential Real Estate Mortgage	1,735	2,135	400	36	1,736	85	1,501
Non-Residential Real Estate	578	711	—	—	578	—	578
Construction	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—	—	—
Total	$2,313	$2,846	$400	$36	$2,314	$85	$2,079

For the year ended June 30, 2011
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$26	$44	$18	$1	$26
Consumer	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	—	—	—	—	—
Multifamily Residential Real Estate Mortgage	3,797	5,074	1,277	80	1,266
Non-Residential Real Estate	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$3,823	$5,118	$1,295	$81	$956

The Bank did not have any investments in subprime loans at December 31, 2011.

12. TROUBLED DEBT RESTRUCTURINGS - From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring (“TDR”) when we determine that greater economic value will ultimately be recovered under the new restructured terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are accounted for as set forth in ASC 310-40 Troubled Debt Restructurings by Creditors (“ASC 310-40”). A TDR may be on non-accrual or it may accrue interest. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for six consecutive months. However, a TDR may be placed on accrual immediately following the TDR in those instances where a borrower’s payments are current prior to the modification, the loan is restructured at a market rate and management determines that principal and interest under the new terms are fully collectible. All TDRs are considered to be impaired loans.

Existing performing loan customers who request a loan (non-TDR) modification and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers with similar credit risk. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.

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

The following tables summarize TDRs by loan type and accrual status.

	At December 31, 2011
	Loan Status
(In thousands)	Accrual	Nonaccrual	Total unpaid principal balance	Related allowance	Recorded investment	Number of loans	Average recorded investment

One- to Four-Family residential real estate	$2,676	$2,624	$5,300	$27	$5,273	28	$5,527
One- to Four- Family non-owner	—	—	—	—	—	—	—
Multifamily residential real estate	5,371	7,192	12,563	669	11,894	12	11,708
Nonresidential real estate	6,525	615	7,140	145	6,995	7	6,870
Construction	200	—	200	—	200	1	100
Commercial & Agricultural	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$14,772	$10,431	$25,203	$841	$24,362	48	$24,205

	At June 30, 2011
	Loan Status
(In thousands)	Accrual	Nonaccrual	Total unpaid principal balance	Related allowance	Recorded investment	Number of loans	Average recorded investment

One- to Four-Family residential real estate	$4,128	$1,653	$5,781	$—	$5,781	34	$3,474
Multifamily residential real estate	2,041	10,358	12,399	877	11,522	11	7,800
Nonresidential real estate	2,599	4,146	6,745	—	6,745	7	4,976
Total	$8,768	$16,157	$24,925	$877	$24,048	52	$16,249

Interest income recognized on TDRs is as follows:

	For the three months	For the six months
	ended December 31, 2011	ended December 31, 2011

One-to-Four Family residential real estate	$36	$71
Multifamily fresidential real estate	115	232
Nonresidential real estate	37	79
Construction	1	2
Commercial	—	—
Consumer	—	—
Total	$189	$384

At December 31, 2011, the Bank had 48 loans totaling $25.2 million that qualified as TDRs, and has reserved for losses on these loans of $841,000. At December 31, 2011, TDRs with no related allowance totaled $18.3 million and TDRs with a related allowance totaled $6.9 million. At December 31, 2011, the Bank had no other commitments to lend on its TDRs. At June 30, 2011, the Bank had 52 loans totaling $24.9 million that qualified as TDRs, and has reserved for losses on these loans of $877,000. At June 30, 2011, TDRs with no related allowance totaled $22.0 million and TDRs with a related allowance totaled $2.9 million. Management continues to monitor the performance of loans classified as TDRs.

Loans that were included in troubled debt restructuring at December 31, 2011 and June 30, 2011 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At December 31, 2011, there were 38 loans with required principal and interest payments, 10 loans with required interest only payments. At June 30, 2011, there were 43 loans with required principal and interest payments, 9 loans with required interest only payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended December 31, 2011		Six Months Ended December 31, 2011
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$22,689	44	$24,048	52
Additions to TDR	2,174	4	2,893	5
Charge-offs	—	—	—	—
Removal of TDRs(1)	—	—	(1,698)	(9)
Payments	(501)	—	(881)	—
Ending balance	$24,362	48	$24,362	48

(1) TDRs that are performing, at a market interest rate and not impaired under restructured terms are removed under ASC 310-40-50-2

The following table provides a summary of the loans that were restructured as TDRs during the three months ended December 31, 2011:

				Allocation of allowance for loan loss
	Number of Modifications	Recorded investment prior to restructuring	Recorded investment after restructuring	Prior to restructuring	After restructuring
(Dollar amount in thousands)
Mortgage One- to Four- Family - Owner-Occupied	2	$443	$431	$—	$—
Non-Residential Real Estate	1	722	615	93	—
Multifamily Residential Real Estate Mortgage	1	1,543	1,128	—	—
Totals	4	$2,708	$2,174	$93	$—

The following table provides a summary of the loans that were restructured as TDRs during the six months ended December 31, 2011:

				Allocation of allowance for loan loss
	Number of Modifications	Recorded investment prior to restructuring	Recorded investment after restructuring	Prior to restructuring	After restructuring
(Dollar amount in thousands)
Mortgage One- to Four- Family - Owner-Occupied	3	$1,280	$1,150	$—	$—
Non-Residential Real Estate	1	722	615	93	—
Multifamily Residential Real Estate Mortgage	1	1,543	1,128	—	—
Totals	5	$3,545	$2,893	$93	$—

The Mortgage One-to Four-Family-Owner-Occupied loan restructurings consisted of an interest rate reduction to a below market interest rate. The Non-Residential Real Estate loan restructuring consisted of a rate reduction to a below market interest rate. The Multifamily Residential Real Estate Mortgage loan was restructured into a Note A/B with a market rate of interest on Note A and a below market rate of interest on Note B.

The Company considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. During the period ended December 31, 2011 the Company had one one-to-four family loan subsequently default after modification. The recorded investment in the loan at the time of default was approximately $81,000. The Company does not anticipate any further loss on the property and default of this loan had no impact on the allowance for loan loss for the period.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU will not impact the way the Company currently reports comprehensive income, and will not have a material impact on the Company’s financial statements.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude under the guidance in ASU 2011-02 that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The amendments also clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This ASU is not expected to have a significant impact on the Company's financial statements.

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

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (ASC) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. The Company adopted the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes effective July 1, 2007. Implementation resulted in no cumulative effect adjustment to retained earnings as of the date of adoption. The Company had no unrecognized tax benefits as of December 31, 2011 and June 30, 2011. The Company recognized no interest and penalties on the underpayment of income taxes during the three and six month periods ended December 31, 2011 and 2010, and had no accrued interest and penalties on the balance sheet as of December 31, 2011 and June 30, 2011. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before the fiscal year ended June 30, 2006.

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

Total assets were $466.8 million at December 31, 2011, compared to $472.7 million at June 30, 2011. Total assets decreased $5.9 million, or 1.2%, as a result of a $14.5 decrease in cash partially offset by increases in investment securities of $2.5 million, Federal Home Loan Bank (“FHLB”) stock of $4.1 million and bank owned life insurance (“BOLI”) of $2.3 million. The increase in investment securities was primarily due to purchases of mortgage-backed securities offset by sales of other available for sale securities. The increase in FHLB stock was attributable to the Bank’s desire to increase its borrowing capacity with the FHLB, which in turn required the increased investment. BOLI was increased to offset and recover existing benefit expenses. The decrease in cash is the result of funding the increases in these other assets in addition to a $5.6 million decrease in deposits.

Total liabilities were $412.0 million at December 31, 2011, compared to $418.4 million at June 30, 2011. The decrease was primarily the result of a $9.4 million decrease in municipal deposits partially offset by a $3.8 million increase in deposits other than municipal deposits. The decrease in municipal deposits results from the Bank’s decision to reduce its reliance on municipal deposits and other higher cost deposits, as well as the normal cyclical cash flow needs of the municipalities.

Total stockholders’ equity was $54.8 million at December 31, 2011, compared to $54.3 million at June 30, 2011. The increase was primarily the result of net income of $1.0 million, partially offset by dividends paid of $664,000. At December 31, 2011, the Bank was considered “well-capitalized” under applicable regulatory requirements.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2011 and 2010

General. Net income decreased $48,000 in the quarter ended December 31, 2011, compared to the prior year quarter. Net income for the six months ended December 31, 2011 was $1.0 million compared to $850,000 for the six months ended December 31, 2010.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three and six months ended December 31, 2011 and 2010.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)
Interest income:
Loans	$3,999	$4,354	(8.2)%	$7,897	$8, 681	(9.0)%
Investment and mortgage backed securities	698	672	3.9	1,484	1, 370	8.3
Other interest-earning assets	3	7	(57.1)	6	12	(50.0)
Total interest income	4,700	5,033	(6.6)	9,387	10,063	(6.7)

Interest expense:
NOW and money market deposit accounts	130	199	(34.7)	305	483	(36.9)
Passbook accounts	61	71	(14.1)	129	135	(4.4)
Certificates of deposit	854	1,143	(25.3)	1,749	2,408	(27.4)
Total interest-bearing deposits	1,045	1,413	(26.0)	2,183	3,026	(27.9)
FHLB advances	12	20	(40.0)	26	42	(38.1)
Total interest expense	1,057	1,433	(26.2)	2,209	3,068	(28.0)
Net interest income	$3,643	$3,600	1.2	$7,178	$6,995	2.6

Net interest income remained flat at $3.6 million for the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010. A decrease of $333,000 in interest income was offset by a $376,000 decrease in interest expense. The decrease in interest income was primarily the result of a $17.6 million decrease in average outstanding loans combined with a decrease in the average rate earned on loans from 5.74% to 5.60%. The decrease in interest expense was primarily the result of a $27.2 million decrease in average deposits combined with a decrease in the average interest rate paid on deposits from 1.28% to 1.01%. Changes in interest rates are reflective of decreases in overall market rates. Average deposits decreased primarily due to decreases in municipal deposits.

Net interest income increased $183,000, or 2.62%, to $7.2 million for the six months ended December 31, 2011 as compared to $7.0 million for the six months ended December 31, 2010. A decrease of $859,000 in interest expense was partially offset by a $676,000 decrease in interest income. The decrease in interest expense was primarily the result of a $23.0 million decrease in average deposits combined with a decrease in the average interest rate paid on deposits from 1.39% to 1.06%. The decrease in interest income was primarily the result of a $20.0 million decrease in average outstanding loans combined with a decrease in the average rate earned on loans from 5.69% to 5.53%. Changes in interest rates are reflective of decreases in overall market rates.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2011 and 2010. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended December 31,						Six Months Ended December 31,
	2011			2010			2011			2010
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$285,702	$3,999	5.60%	$303,304	$4,354	5.74%	$285,470	$7,897	5.53%	$305,231	$8,681	5.69%
Investment and mortgage backed securities	129,101	698	2.16	126,960	672	2.12	129,916	1,484	2.28	125,052	1,370	2.19
Other interest-earning assets	20,904	3	0.06	42,857	7	0.07	21,913	6	0.05	38,203	12	0.06
	435,707	4,700	4.31	473,121	5,033	4.26	437,299	9,387	4.29	468,486	10,063	4.30
Noninterest-earning assets	37,405			29,439			35,735			29,655
Total assets	$473,112			$502,560			$473,034			$498,141

Liabilities and stockholders' equity:

Interest-bearing liabilities:
NOW and money market deposit accounts (1)	144,690	130	0.36	157,909	199	0.50	145,263	305	0.42	157,610	483	0.61
Passbook accounts (1)	70,919	61	0.34	62,994	71	0.45	70,776	129	0.36	59,477	135	0.45
Certificates of deposit (1)	197,575	854	1.73	219,526	1,143	2.08	196,984	1,749	1.78	218,980	2,408	2.20
Total interest-bearing deposits	413,184	1,045	1.01	440,429	1,413	1.28	413,023	2,183	1.06	436,067	3,026	1.39

FHLB advances	1,458	12	3.29	2,458	20	3.25	1,583	26	3.28	2,584	42	3.25
Total interest-bearing liabilities	414,642	1,057	1.02	442,887	1,433	1.29	414,606	2,209	1.07	438,651	3,068	1.40
Noninterest bearing liabilities	3,741			3,894			3,794			3,919
Total liabilities	418,383			446,781			418,400			442,570

Stockholders' equity	54,729			55,779			54,634			55,571
Total liabilities and stockholders' equity	$473,112			$502,560			$473,034			$498,141

Net interest income		$3,643			$3,600			$7,178			$6,995
Interest rate spread			3.29%			2.97%			3.22%			2.90%
Net interest margin (annualized)			3.34%			3.04%			3.28%			2.99%
Average interest-earning assets to average interest-bearing liabilities			105.08%			106.83%			105.47%			106.80%

1) Includes municipal deposits

Provision for Loan Losses. The provision for loan losses was $977,000 for the quarter ended December 31, 2011, compared to $737,000 for the same quarter in the prior year. The provision for loan losses was $1.9 million for the six months ended December 31, 2011, compared to $1.5 million for the same period in the prior year. Management evaluates the Bank’s allowance for loan loss for adequacy on at least a quarterly basis. As part of this evaluation, management considers the amounts and types of loans, concentrations, the value of underlying collateral, current economic conditions, historical charge-offs, and other relevant information, such as the size of the overall portfolio and the financial condition of the borrowers. The increase in the provision for loan losses primarily relates to impairment charges in the multi-family real estate loans.

For more information on how the Company reviews its allowance for loan losses and determines any necessary provision see, “Critical Accounting Policies – Allowance for Loan Losses.”

The following table provides information with respect to our nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31, 2011	At June 30, 2011	% Change
	(Dollars in thousands)
Nonaccrual loans:
One- to-four-family residential real estate	$1,619	$1,652	(2.0)%
Multi-family	1,735	1,742	(0.4)
Nonresidential real estate and land	996	566	76.0
Construction	—	—	—
Commercial	359	240	50.0
Consumer	363	240	51.3

Total nonaccrual loans	5,072	4,440	14.2

Nonaccrual restructured loans:
One- to-four-family residential real estate	$2,624	$1,653	58.7%
Multi-family	7,192	10,358	(30.6)
Nonresidential real estate and land	615	4,146	(85.2)
Construction	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total nonaccrual restructured loans	10,431	16,157	(35.4)

Total nonperforming loans	15,503	20,597	(24.7)
Real estate owned	645	139	364.0

Total nonperforming assets	$16,148	$20,736	(22.1)
Accruing restructured loans	14,772	8,768	68.5

Accruing restructured loans and nonperforming assets	$30,920	$29,504	4.8

Total nonperforming loans to total loans	5.33%	7.08%	(24.7)

Total nonperforming loans to total assets	3.32%	4.36%	(23.9)

Total nonperforming assets to total assets	3.46%	4.39%	(21.2)

Nonperforming loans increased $0.3 million, from $15.2 million at September 30, 2011 to $15.5 million at December 31, 2011, compared to an increase in nonperforming loans from $18.7 million at September 30, 2010 to $23.5 million at December 31, 2010. Nonperforming loans decreased $5.1 million, from $20.6 million at June 30, 2011 to $15.5 million at December 31, 2011, compared to an increase in nonperforming loans from $10.6 million at June 30, 2010 to $23.5 million at December 31, 2010. The decrease in nonperforming loans in the current year six month period was primarily the result of troubled debt restructurings that were placed on accrual (performing) status after performing in accordance with their restructured terms for at least six consecutive months, partially offset by additional nonperforming loans in the current year six month period.

As previously disclosed, the Company restructured $13.7 million of loans during the third quarter of the fiscal year ended June 30, 2011. The loans restructured during the third quarter of the fiscal year ended June 30, 2011 included five of our largest loans. All of these loans were restructured using a split note strategy whereby the Bank’s remaining recorded investment in the borrowing reflected the “as is” value of the collateral, based on current cash flow. At December 31, 2011, all of the restructured loans have been performing in accordance with their restructured terms.

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

A discussion of the most significant troubled debt restructurings, all of which were on nonaccrual status at the beginning of the quarter ended September 30, 2011, follows. The status of each of these troubled debt restructurings at December 31, 2011 is noted below. Management monitors the performance of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings. A more detailed discussion of these loan relationships is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled “Analysis of Nonperforming and Classified Assets” in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2011.

•	Loan Relationship A. This relationship consists of three loans with a total carrying value of $6.4 million prior to its restructuring. One loan is secured by a first mortgage on an apartment complex near a college campus, another is secured by a first mortgage on two mobile home parks, and the last is secured by the first mortgage on another apartment complex. All three loans are included in the above table as “Accruing restructured loans” at December 31, 2011 and “Nonaccrual restructured loans” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family residential real estate”, “Substandard” at December 31, 2011 and June 30, 2011. The total loan balance at December 31, 2011 for this relationship was $5.2 million. This relationship was performing in accordance with its restructured terms at December 31, 2011 and, because it performed in accordance with its restructured terms for at least six consecutive months, was reported as accrual status.

•	Loan Relationship B. The loans comprising Loan Relationship B, totaling $2.6 million, are secured by a first mortgage on two separate retail strip shopping centers and a single purpose commercial use property. All the loans are included in the above table as “Accruing restructured loans” at December 31, 2011 and “Nonaccrual restructured loans,” “Nonresidential real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Nonresidential real estate, Substandard” at December 31, 2011 and June 30, 2011. This relationship was performing in accordance with its restructured terms at December 31, 2011 and because the loan has performed in accordance with its restructured terms for at least six consecutive months, the loan has been reported as accrual status.

•	Loan Relationship C. This loan relationship is secured by a first mortgage on a single-family home, a 24-unit apartment complex, one- to four-family residential properties and several residential building lots. The relationship is included in the above table as “Accrual restructured loans, multi-family real estate” at December 31, 2011 and “Nonaccrual restructured loans, multi-family real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family real estate, Substandard” at December 31, 2011 and June 30, 2011. The loan balance at December 31, 2011 for this relationship was $1.5 million. This relationship was performing in accordance with its restructured terms at December 31, 2011 and, because the loan has performed in accordance with its restructured terms for at least six consecutive months the loan has been reported as accrual status.

•	Loan Relationship D. The loan comprising Loan Relationship D is secured by a first mortgage on a 62-unit apartment complex near a college campus. The loan was made in 2008 to an experienced property manager who made major improvements to the property. The loan required interest only payments through December 2011. The borrower has completed renovations to the property and the cash flow of the property has improved, supporting the carrying value of the loan. At December 31, 2011, the carrying value of this loan was $1.3 million. In December 2011, this loan was restructured into a split Note A/Note B. The $1.3 million carrying value was restructured at a market rate of interest on a 30 year amortizing note with a two year balloon. Note B in the amount of $.4 million was restructured at a below market rate of interest with no payments for two years and a balloon payment due after 2 years. Note B was fully reserved prior to the restructuring and was charged off in December 2011. This charge off had no impact to the allowance for loan loss at December 31, 2011. The loan was on nonaccrual status at both December 31, 2011 and June 30, 2011.

•	Loan Relationship E. This relationship has an aggregate carrying value of $550,000 at December 31, 2011, and was secured by nonresidential real estate. These loans are included in the above table as “Accruing restructured loans” at December 31, 2011 and “Nonaccrual restructured loans, nonresidential real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Nonresidential real estate, Substandard” at December 31, 2011 and June 30, 2011. This relationship was performing in accordance with its restructured terms at December 31, 2011 and because the loan has performed in accordance with its restructured terms for at least six consecutive months, the loans are reported as accrual status.

•	Loan Relationship F. This loan relationship had an aggregate carrying value of $465,000 at December 31, 2011. These loans are secured by single-family and multifamily residential real estate. These loans are included in the above table as “Accruing restructured loans” at December 31, 2011 and “Nonaccrual restructured loans, multi-family real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family real estate, Substandard” at December 31, 2011 and June 30, 2011. This loan relationship was performing in accordance with its restructured terms for at least six consecutive months at December 31, 2011 and, as a result, the loans are reported as accrual status.
30

Other Income. The following table summarizes other income for the three and six months ended December 31, 2011 and 2010.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)

Service charges	$621	$606	2.5%	$1,260	$1,207	4.4%
Gain on sale of loans	130	215	(39.5)	213	442	(51.8)
Gain on sale of investments	327	—	100.0	563	44	1179.5
Loss on sale of other real estate owned	2	(27)	(107.4)	2	(25)	(108.0)
Income from Bank Owned Life Insurance	64	70	(8.6)	131	139	(5.8)
Other	61	109	(44.0)	162	161	0.6
Total	$1,205	$973	23.8	$2,331	$1, 968	18.4

Other income increased $232,000, or 23.8%, from $973,000 in the prior year quarter to $1.2 million in the current year quarter. The increase was primarily due to a $327,000 increase in gain on sale of investments offset by a $85,000 decrease in gain on the sale of loans. The increase in gain on sale of investments was the result of the sale of 19 securities totaling $26.0 million in the current year quarter, with no sales in the prior year quarter. The Company has implemented a strategy where it will sell a portion of its securities to recognize gains and reinvest the proceeds in securities with similar interest rates and terms without significantly affecting the interest rate risk to the Company. The decrease in the gain on sale of loans was the result of fewer loan sales to Freddie Mac in the current year quarter compared to the same quarter in the prior year. The decrease in loan sales was the result of interest rates remaining relatively unchanged over the last year, leading to a decrease in refinancing activity.

Other income increased $363,000, or 18.4%, from $2.0 million in the six month prior year period to $2.3 million in the six month current year period. The increase was primarily due to a $519,000 increase in gain on sale of investments offset by a $229,000 decrease in gain on the sale of loans. The increase in gain on sale of investments was the result of the sale of 30 securities totaling $51.6 million in the current year period, compared to the sale of only two securities totaling $4.0 million in the prior year period. The decrease in the gain on sale of loans was the result of fewer loan sales to Freddie Mac in the current year period when compared to the same period in the prior year.

Other Expense. The following table summarizes other expense for the three and six months ended December 31, 2011 and 2010.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)

Compensation and employee benefits	$1,695	$1,687	0.5%	$3,431	$3,358	2.2%
Premises and occupancy expense	310	336	(7.7)	638	645	(1.1)
Deposit insurance premium	77	180	(57.2)	214	408	(47.5)
Advertising expense	114	117	(2.6)	207	218	(5.0)
Data processing expense	311	281	10.7	616	563	9.4
Acquisition expense	—	—	—	—	38	(100.0)
Other	634	603	5.1	1,184	1, 225	(3.3)
Total	$3,141	$3,204	(2.0)	$6,290	$6,455	(2.6)

Other expense decreased $63,000, or 2.0%, to $3.1 million for the quarter ended December 31, 2011, from $3.2 million in the prior year quarter. The decrease was primarily the result of a $103,000 decrease in deposit insurance premiums as a result of the aforementioned decrease in average deposits in the current year quarter from the prior year quarter.

Other expense decreased $165,000, or 2.6%, to $6.3 million for the six months ended December 31, 2011, from $6.5 million in the prior year period. The decrease was primarily the result of a $194,000 decrease in deposit insurance premiums as a result of the aforementioned decrease in average deposits.

Income Taxes. The provision for income taxes was $199,000 for the quarter ended December 31, 2011 compared to $53,000 for the same period in 2010. The provision for income taxes was $337,000 for the six months ended December 31, 2011 compared to $202,000 for the same period in 2010. The increase in expense for the three and six month periods is primarily due to an increase in income before income taxes as well as a receipt of a prior period state tax refund during the 2010 period.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $16.6 million at December 31, 2011 and $31.2 million at June 30, 2011. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $50.0 million at December 31, 2011. Total securities classified as available-for-sale were $125.8 million at December 31, 2011. In addition, at December 31, 2011, we had the ability to borrow a total of approximately $93.2 million from the Federal Home Loan Bank of Indianapolis.

At December 31, 2011, we had $27.7 million in loan commitments outstanding, consisting of $1.7 million in mortgage loan commitments, $21,000 in commercial loan commitments, $21.0 million in unused home equity lines of credit, $4.6 million in commercial lines of credit, and $369,000 in letters of credit outstanding. Certificates of deposit due within one year of December 31, 2011 totaled $109.2 million. This represented 55.7% of certificates of deposit at December 31, 2011. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 30, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 17 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2011.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2011:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011 (unaudited)	(in thousands)
Tier 1 capital to risk-weighted assets	$47,037	16.95%	$11,102	4.0%	$16,653	6.0%
Total capital to risk-weighted assets	50,506	18.20%	22,204	8.0%	27,755	10.0%
Tier 1 capital to adjusted total assets	47,037	10.12%	18,750	4.0%	23,438	5.0%
Tangible capital to adjusted total assets	47,037	10.12%	7,031	1.5%

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

For the three and six months ended December 31, 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at September 30, 2011 that would occur in the event of an immediate change in interest rates based on OCC assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$57,800	$(2,177)	(4)%	12.00%	(24)	bps
200	59,870	(108)	0	12.33	9
100	60,689	712	1	12.42	18
50	60,345	367	1	12.33	9
0	59,978	—	—	12.24	—
(50)	59,179	(799)	(1)	12.08	(16)
(100)	58,671	(1,306)	(2)	11.98	(26)

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

Item 4.

Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company’s common stock during the three and six month periods ended December 31, 2011.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

_____________________________

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: February 14, 2012	By:	/s/ William F. Ritzmann
William F. Ritzmann President and Chief Executive Officer

Date: February 14, 2012	By:	/s/ Vicki A. March
Vicki A. March Senior Vice President, Chief Financial Officer
and Treasurer

