Form 10-K/A
period 2011-06-30
United Community Bancorp
filed 2012-04-26
CIK 1344970

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 28, 2011 (the “Original Filing”) to reflect the restatement of our consolidated financial statements for the years ended June 30, 2011 and 2010. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing.

As previously discussed in a Form 8-K filed on March 29, 2012, on March 28, 2012, the Board of Directors of United Community Bancorp (the “Company”) determined that the following previously issued consolidated financial statements of the Company should no longer be relied upon: (i) the audited consolidated financial statements at June 30, 2010 and 2011 and for the fiscal years then ended, as contained in the Annual Reports on Form 10-K for the fiscal years ended June 30, 2010 and June 30, 2011, and (ii) the unaudited consolidated financial statements at September 30, 2010, December 31, 2010, March 31, 2011 and December 31, 2011 and for the interim periods then ended, as contained in the Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2010, December 31, 2010, March 31, 2011 and December 31, 2011.

The Board of Directors arrived at this determination based on the recommendation of the Audit Committee of the Board of Directors and management, in consultation with Clark, Schaefer, Hackett & Co., the Company’s independent registered public accounting firm. The foregoing determination and consultation occurred in connection with the SEC staff’s review of the Registration Statement on Form S-1, as amended, filed by United Community Bancorp (an Indiana corporation), the proposed new holding company for United Community Bank (the “Bank”), in connection with the second-step conversion of the Bank.

The restatements are the result of material weaknesses in internal control over financial reporting and the related correction of an error in calculating the provision for loan loss for the periods ended June 30, 2010 and 2011. The Company experienced control deficiencies in the monitoring of certain loans and loan relationships. These control deficiencies resulted in the Company not properly identifying impaired loans and troubled debt restructurings under ASC 310-10-35 and ASC 310-40-35. The Company also experienced deficiencies in measuring impairment on impaired loans and troubled debt restructurings under ASC 310-10-35. These deficiencies primarily related to the reliance on required personal cash infusions of co-borrowers who were experiencing financial difficulties on troubled debt restructurings when determining the present value of future cash flows. For the year ended June 30, 2010, as part of the Company’s process to measure impairment on certain impaired loans, management relied on required personal cash infusions from co-borrowers that had been experiencing financial difficulties. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled “Analysis of Nonperforming and Classified Assets” for additional information on the financial difficulties experienced by the co-borrowers. Management has determined that relying on required personal cash infusions from co-borrowers who were experiencing financial difficulties in these circumstances was inconsistent with U.S. generally accepted accounting principles. As a result of these deficiencies, management, in consultation with Clark, Schaefer, Hackett & Co., determined that the Company had material weaknesses in internal control over financial reporting as it relates to identifying troubled debt restructurings and impaired loans as well as the measurement of impairment at each of the dates and periods that are being restated.

The portion of the loan loss provision being corrected relates to five loan relationships comprising the most significant troubled debt restructurings effected by the Bank that were restructured using a split note strategy in the March 31, 2011 quarter. In connection with the above referenced consultations between management and Clark, Schaefer, Hackett & Co., management has determined that, in calculating the future cash flows of these loan relationships, the Company should not have included required cash infusions from co-borrowers who were experiencing financial difficulties. Because the required restatements relate to the timing and not the aggregate amount of the loan loss provisions recorded during the periods being restated, no additional loan loss provisions were required for any of these loan relationships during the periods being restated.

See Note 1 to the Company’s audited consolidated financial statements for additional discussion.

i

INDEX

		Page

	Part I
Item 1A.	Risk Factors	3

	Part II

Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	90
Item 9A.	Controls and Procedures	90

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	92
SIGNATURES		94
EXHIBITS

ii

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

Additional factors that may affect our results are discussed in this annual report on Form 10-K/A under “Item 1A. Risk Factors.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake the responsibility, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1A. Risk Factors

An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this Annual Report on Form 10-K/A, including the items included as exhibits. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our nonperforming assets have increased significantly and expose us to increased risk of loss.

Our nonperforming assets have increased as a result of the recent economic recession. At June 30, 2011, we had total nonperforming assets of $20.7 million, or 4.4% of total assets, a $3.1 million increase from $17.6 million at June 30, 2010. The increase in nonperforming assets over this period is primarily the result of increases in troubled debt restructurings on nonaccrual status from $9.6 million at June 30, 2010 to $16.2 million at June 30, 2011. Troubled debt restructurings are considered to be impaired. The overall increase in troubled debt restructurings from June 30, 2010 to June 30, 2011 is related to continued weakness in the local economy. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of United Community Bank. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly. At June 30, 2011, our allowance for loan losses amounted to $5.3 million, or 1.83% of total loans and 25.9% of nonperforming loans, compared to $8.0 million, or 2.54% of total loans and 46.5% of nonperforming loans June 30, 2010.

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

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.83% of total loans and 25.9% of nonperforming loans at June 30, 2011. Our allowance for loan losses at June 30, 2011 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

PART II

Item 6. Selected Financial Data

	At June 30,
	2011	2010	2009	2008	2007
	(As Restated)	(As Restated)
	(Dollars in thousands)
Financial Condition Data:
Total assets	$472,531	$490,678	$401,579	$382,726	$381,061
Cash and cash equivalents	31,159	32,023	27,004	35,710	43,025
Securities held-to-maturity	564	631	175	200	223
Securities available-for-sale	49,230	62,089	46,769	13,816	17,231
Mortgage-backed securities available-for-sale	74,119	57,238	29,713	24,211	26,701
Loans receivable, net	285,877	307,237	272,270	284,352	273,605
Deposits	413,091	430,180	339,616	320,774	316,051
Advances from Federal Home Loan Bank	1,833	2,833	3,833	4,833	—
Stockholders’ equity	54,146	54,054	55,079	54,489	62,461

	For the Years Ended June 30,
	2011	2010	2009	2008	2007
	(As Restated)	(As Restated)
	(Dollars in thousands)
Operating Data:
Interest income	$19,846	$18,936	$19,912	$21,615	$21,687
Interest expense	5,587	6,429	7,906	11,353	10,576
Net interest income	14,259	12,507	12,006	10,262	11,111
Provision for loan losses	4,140	4,847	2,447	4,718	730
Net interest income after provision for loan losses	10,119	7,660	9,559	5,544	10,381
Other income	4,038	3,557	2,787	2,197	2,848
Other expense	12,486	12,198	11,450	9,850	9,250
Income (loss) before income taxes	1,671	(981)	896	(2,109)	3,979
Provision (benefit) for income taxes	501	(569)	177	(653)	1,485
Net income (loss)	$1,170	$(412)	$719	$(1,456)	$2,494

Per Share Data:
Earnings (loss) per share, basic and diluted	$0.15	$(0.05)	$0.09	$(0.19)	$0.31

	At or for the Years Ended June 30,
	2011	2010	2009	2008	2007
	(As Restated)	(As Restated)
Performance Ratios:
Return on average assets	0.24%	(0.10)%	0.18%	(0.38)%	0.67%
Return on average equity	2.17	(0.74)	1.31	(2.48)	3.96
Interest rate spread (1)	3.04	2.97	3.04	2.43	2.68
Net interest margin (2)	3.11	3.12	3.25	2.85	3.15
Noninterest expense to average assets	2.56	2.87	2.92	2.58	2.48
Efficiency ratio (3)	68.24	75.93	77.40	79.06	66.27
Average interest-earning assets to average interest-bearing liabilities	106.31	109.47	110.34	112.97	115.40
Average equity to average assets	11.04	13.03	14.02	15.41	16.92
Dividend payout ratio (4)	115.98	NM	152.43	NM	41.46

United Community Bank Capital Ratios:
Tangible capital	9.80	9.12	12.08	13.00	13.42
Core capital	9.80	9.12	12.08	13.00	13.42
Total risk-based capital	17.47	14.30	18.40	20.51	21.24

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	7.08	5.47	2.15	2.57	1.14
Allowance for loan losses as a percent of total loans	1.83	2.54	1.52	1.59	0.97
Allowance for loan losses as a percent of nonperforming loans	25.90	46.47	70.51	61.98	84.55
Net charge-offs to average outstanding loans during the period	2.30	0.38	1.00	1.06	0.06

Other Data:
Number of:
Real estate loans outstanding	1,787	1,685	1,463	1,396	1,456
Deposit accounts	32,544	27,595	24,572	22,175	21,655
Offices	9	9	6	6	6

NM	Not meaningful.

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents other expense divided by the sum of net interest income and other income.

(4)	Represents dividends declared (excluding waived dividends) divided by net income. A summary of the dividends declared and waived (and thus not paid) dividends is set forth below:

	For the Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Dividends:
Paid to minority stockholders	$1,357	$1,170	$1,096	$1,059	$1,034
Waived by United Community MHC	1,955	1,909	1,722	1,536	1,350
Total dividend	$3,312	$3,079	$2,818	$2,595	$2,384

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; and value of collateral. Inherent loss factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 2 and 6 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. The Company adopted the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes effective July 1, 2007. Implementation resulted in no cumulative effect adjustment to retained earnings as of the date of adoption. The Company had no unrecognized tax benefits as of June 30, 2011 and 2010. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2011 and 2010, and had no accrued interest and penalties on the balance sheet as of June 30, 2011 and 2010. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before 2006.

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

During the same period, our non-residential real estate loans grew to $77.6 million, representing 24.6%, of total loans outstanding from $65.6 million, or 26.5%, of total loans outstanding. In the Cincinnati and northern Kentucky markets, our non-residential real estate loans increased to $35.8 million from $21.7 million, and increased as a percentage of total nonperforming loans from 22.3% at June 30, 2006 to 33.2% at June 30, 2010.

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

Improving our asset quality

We recognize that high asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are conservative. We also believe that we have implemented and diligent monitoring and collection efforts. Historically, we had not incurred significant losses in our lending operations. Beginning in the year ended June 30, 2008, we began to experience the adverse effects of the significant national decline in real estate values and some of our borrowers’ ability to pay loans. Our nonperforming assets increased from $7.9 million, or 2.0% of total assets at June 30, 2010 to $17.6 million, or 3.6% of total assets as of June 30, 2010, to $20.7 million, or 4.4% of total assets at June 30, 2011. The consequences of this decline were generally evident in all portfolio types, but were more pronounced in the multi-family and nonresidential real estate loans.

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

The intended positive effect of employing the Note A / Note B strategy is twofold. First, this restructuring and subsequent charge-offs to an “as is” fair value determination enables the Company to expeditiously liquidate delinquent loan balances if the restructured loans experience further delinquency. Second, the Company believes that, because of its implementation of this strategy and because the loans which needed to be restructured in this manner represented a distinct identifiable pool of loans, the 30 to 89 day delinquent migration of nonresidential and multi-family loans has slowed significantly. Specifically, as of June 30, 2011, these loan delinquencies declined to $1.0 million from $6.0 million at December 31, 2010 (prior to implementation of the split note strategy). While we note the higher charge-offs encountered in one- to four-family and consumer loans in fiscal 2011, we do not view any further significant adverse trends continuing with respect to these loan types that would require a material adjustment to our allowance for loan losses. For additional information regarding our troubled debt restructurings, see “—Risk Management—Analysis of Nonperforming and Classified Assets.”

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

Balance Sheet Analysis

Total assets were $472.5 million at June 30, 2011, compared to $490.7 million at June 30, 2010. Total liabilities were $418.4 million at June 30, 2011, compared to $436.6 million at June 30, 2010. Total stockholders’ equity was $54.1 million at June 30, 2011, compared to $54.1 million at June 30, 2010. The decrease in assets was primarily due to a $21.4 million decrease in net loans, reflecting the combined effect of the refinancing of $20.1 million of residential mortgage loans into lower fixed-rate loans which were sold to Freddie Mac, and the prepayment of several large commercial loans aggregating $7.7 million in the current fiscal year. The decrease in liabilities was primarily due to a $10.4 million decrease in municipal deposits and a $6.7 million decrease in other deposits resulting from the Bank’s decision to reduce its reliance on municipal deposits and other higher cost deposits. At June 30, 2011, the Bank’s regulatory capital exceeded the levels required to be categorized as “well capitalized” under applicable regulatory capital guidelines.

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

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(As Restated)		(As Restated)
	(Dollars in thousands)
Residential real estate:
One- to four-family	$131,153	45.1%	$137,473	43.6%	$124,391	44.9%	$134,965	46.5%	$126,398	45.4%
Multi-family	46,296	15.9	46,777	14.8	47,060	17.0	43,671	15.1	37,500	13.5
Construction	1,084	0.4	1,566	0.5	1,609	0.6	2,493	0.9	9,507	3.4
Nonresidential real estate	65,156	22.4	77,568	24.6	66,970	24.2	66,940	23.1	67,864	24.5
Land	3,985	1.4	5,401	1.7	5,059	1.7	6,298	2.1	8,469	3.0
Commercial business	4,860	1.7	5,513	1.8	4,439	1.6	6,062	2.1	5,937	2.1
Agricultural	1,661	0.5	1,831	0.6	—	—	—	—	—	—
Consumer:
Home equity	32,048	11.0	29,301	9.3	21,591	7.8	19,608	6.7	16,580	6.0
Auto	2,275	0.8	1,617	0.5	1,761	0.6	1,960	0.7	2,049	0.7
Share loans	1,354	0.5	1,369	0.4	1,272	0.5	1,382	0.5	1,250	0.4
Other	962	0.3	6,838	2.2	3,150	1.1	6,547	2.3	2,716	1.0
Total consumer loans	36,639	12.6	39,125	12.4	27,774	10.0	29,497	10.2	22,595	8.1
Total loans	$290,834	100.0%	$315,254	100.0%	$277,302	100.0%	$289,926	100.0%	$278,270	100.0%
Less (Plus):
Deferred loan costs, net	(711)		(496)		(412)		(381)		(300)
Undisbursed portion of loans in process	333		494		1,231		1,184		2,294
Allowance for loan losses	5,335		8,019		4,213		4,619		2,671
Loans, net	$285,877		$307,237		$272,270		$284,504		$273,605

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

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2011		2010
	(In thousands)
NOW accounts	$112,228		$103,216
Passbook accounts	70,137		53,989
Money market deposit accounts	34,386		55,062
Certificates of deposit	196,340		217,913
Total	$413,091	(1)(4)	$430,180	(2)(3)

(1)	Includes $111.3 million in municipal deposits.
(2)	Includes $121.6 million in municipal deposits.
(3)	No investments were pledged to secure municipal deposits. The municipal deposits are insured by the Public Deposit Insurance Fund administered by the Indiana Board for Depositories.
(4)	$55.7 million in investments are pledged to secure the municipal deposits at June 30, 2011.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2011. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2011 and 2010.

Maturity Period	Certificates of Deposit
(In thousands)
At June 30, 2011
Three months or less	$19,131
Over three through six months	13,251
Over six through twelve months	22,032
Over twelve months	37,358
Total	$91,772

The following table sets forth the time deposits classified by rates at the dates indicated.

	At June 30,
	2011	2010
	(In thousands)
0.00 - 1.00%	$41,785	$7,171
1.01 - 2.00%	87,581	75,517
2.01 - 3.00%	46,134	91,166
3.01 - 4.00%	14,083	26,436
4.01 - 5.00%	6,176	12,036
5.01 - 6.00%	581	5,452
6.01 - 7.00%	—	135
Total	$196,340	$217,913
24

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2011.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Certificate of Deposit Accounts
	(Dollars in thousands)
0.00 – 1.00%	$36,535	$5,199	$21	$30	$—	$41,785	21.3%
1.01 – 2.00%	57,631	28,972	978	—	—	87,581	44.6%
2.01 – 3.00%	15,550	11,300	10,829	7,573	882	46,134	23.5%
3.01 – 4.00%	5,923	2,062	1,322	4,248	528	14,083	7.2%
4.01 – 5.00%	3,747	2,021	360	—	48	6,176	3.1%
5.01 – 6.00%	243	338	—	—	—	581	0.3%
Total	$119,629	$49,892	$13,510	$11,851	$1,458	$196,340	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2011	2010
	(In thousands)
Beginning balance	$430,180	$339,616
Deposits assumed	—	53,277
Increase (decrease) before interest credited	(22,605)	30,966
Interest credited	5,516	6,321
Net increase (decrease) in deposits	(17,089)	90,564
Ending balance	$413,091	$430,180

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Indianapolis to supplement our supply of funds for loans and investments. Borrowings decreased from $2.8 million at June 30, 2010 to $1.8 million at June 30, 2011 due to repayments on our FHLB advance.

	Year Ended June 30,
	2011	2010
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$2,833	$3,833
Average advances outstanding during the period:
FHLB advances	$2,333	$3,333
Weighted average interest rate during the period:
FHLB advances	3.20%	3.20%
Balance outstanding at end of period:
FHLB advances	$1,833	$2,833
Weighted average interest rate at end of period:
FHLB advances	3.20%	3.20%

Results of Operations for the Years Ended June 30, 2011 and 2010

Overview.

	2011	2010	% Change 2011/2010
	(As Restated)	(As Restated)
	(Dollars in thousands)

Net income (loss)	$1,170	$(412)	384.0%
Return on average assets	0.24%	(0.10)%	340.0%
Return on average equity	2.17%	(0.74)%	393.2%
Average equity to average assets	11.04%	13.03%	(15.3)%

Net income for the year ended June 30, 2011 was $1.2 million, compared to a net loss of $412,000 for the year ended June 30, 2010. The increase was primarily the result of an increase in net interest income of $1.8 million combined with a decrease in the provision for loan losses of $707,000, partially offset by an increase in the provision for income taxes of $1.1 million.

Net Interest Income.

The increase in net interest income was the result of an increase in the average balances in interest-earning assets from $400.8 million in the prior year to $457.8 million in the current year combined with a decrease in the average interest rate paid on interest-bearing liabilities from 1.76% for the prior year to 1.30% for the current year, partially offset by a decrease in the average rate earned on interest-earning assets from 4.73% for the prior year to 4.33% for the current year and an increase in the average balance of interest-bearing liabilities from $366.1 million in the prior year to $430.7 million in the current year. The decrease in rates and yields was driven by continued low market interest rates in the current year. The increase in average balances was due to the aforementioned branch acquisition.

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

	Year Ended June 30,
	2011			2010
	(As Restated)			(As Restated)
	(Dollars in Thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$296,640	$16,958	5.72%	$274,448	$16,334	5.95%
Investment securities	127,384	2,867	2.25	91,122	2,587	2.84
Other interest-earning assets	33,812	21	0.06	35,191	15	0.04
Total interest-earning assets	457,836	19,846	4.34	400,761	18,936	4.73
Noninterest-earning assets	30,664			24,137
Total assets	$488,500			$424,898
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$153,636	820	0.53	$135,614	871	0.64
Passbook accounts	64,623	273	0.42	42,480	136	0.32
Certificates of deposit	210,078	4,423	2.11	184,680	5,314	2.88
Total interest-bearing deposits	428,337	5,516	1.29	362,774	6,321	1.74
FHLB advances	2,333	71	3.04	3,333	108	3.24
Total interest-bearing liabilities	430,670	5,587	1.30	366,107	6,429	1.76
Noninterest-bearing liabilities	3,901			3,413
Total liabilities	434,571			369,520
Total stockholders’ equity	$53,929			$55,378
Total liabilities and stockholders’ equity	$488,500			$424,898
Net interest income		$14,259			$12,507
Interest rate spread			3.04%			2.97%
Net interest margin			3.11%			3.12%
Average interest-earning assets to average interest-bearing liabilities			106.31%			109.47%

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

	Year Ended June 30, 2011 Compared to 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
	(As Restated) (In thousands)
Interest and dividend income:
Loans	$1,321	$(697)	$624
Investment securities	1,029	(749)	280
Other interest-earning assets	(1)	7	6
Total interest-earning assets	2,349	(1,439)	910
Interest expense:
Deposits	1,142	(1,947)	(805)
FHLB advances	(32)	(5)	(37)
Total interest-bearing liabilities	1,110	(1,952)	(842)
Net change in net interest income	$1,239	$513	$1,752

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

Provision for Loan Losses.

The provision for loan losses was $4.1 million for the year ended June 30, 2011, compared to $4.8 million for the prior year. The decrease in the provision was primarily related to a decrease in delinquent loans and classified loans. In fiscal 2011, the Company restructured 13 loans with an aggregate principal balance prior to the restructuring of $18.0 million and a restated net carrying value of approximately $15.1 million. The effect of the restatement referenced in “Explanatory Note” and described below on the June 30, 2010 consolidated financial statements increased both the allowance for loan losses and the provision for loan losses by $2.3 million and decreased the June 30, 2011 provision for loan losses by $2.0 million.

The 13 restructured loans, which include our five largest nonaccrual loans, relate to six loan relationships. Each of these loan relationships represents long-time borrowers of the Company and each of the loans was being carefully monitored by management due to the borrowers’ prior disclosure to management that they were experiencing short-term cash flow deficiencies. All of the borrowers’ loans had been tested for impairment prior to the issuance of the Company’s June 30, 2010 audited consolidated financial statements. In measuring impairment, management considered the results of internal and independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses which included the required personal cash infusion of the co-borrowers. Upon review, it has been determined that such estimated required personal cash infusions by co-borrowers who were experiencing financial difficulties should not have been included in the analysis. Based on the revised analysis, management concluded at June 30, 2011 that such loans’ carrying values were overstated. Accordingly the June 30, 2010 and June 30, 2011 financial statements have been restated and an additional provision of $2.3 million was recorded with respect to these loans at June 30, 2010 and a decrease in the provision of $2.0 million was recorded with respect to these loans at June 30, 2011. A detailed discussion of these loan relationships and our most significant nonaccrual loans is set forth in the section below entitled “—Analysis of Nonperforming and Classified Assets.”

As a result of cash flow issues relating to these loans, management undertook a “split note” strategy, referred to as the “Note A/B” strategy, primarily to achieve debt coverage ratios for the restructured loans that supported the borrowers’ “as is” cash-flow status during the quarter ended March 31, 2011, without forgiving any of the borrowers’ original indebtedness. The “as is” approach is the one most commonly used by the Company where the property is valued using current information about rental revenue, occupancy rates and expenses.

Under the Note A/Note B strategy, Note A for each loan was underwritten based on the Company’s normal underwriting standards with the exception that a debt service coverage ratio of 1.5x or higher was required. This is more stringent than the Company’s normal underwriting guidelines which generally require a debt service coverage of 1.2x or better. The Note A payment is based on a thirty year amortization schedule and matures at the end of two years. The amount of Note B for each loan is the difference between the amount of Note A and the principal amount to be refinanced. The interest rate and two year maturity of the Note B loan are identical to the Note A loan, but the Note B loan requires no payments of interest or principal until maturity. While no amount of the original indebtedness was forgiven through this process, the full amount of the borrowers’ Note B indebtedness, totaling $3.0 million, was charged-off in March, 2011, reflecting management’s conclusion that, based on specific events negatively impacting each of the borrowers’ financial condition, collection of this portion of the indebtedness was doubtful and should be charged off. Finally, the utilization of this strategy also enables management to concentrate its collection efforts on the remaining greater than 60 day delinquent credits which had declined to $1.6 million at June 30, 2011.

Noninterest Income. The following table shows the components of other income for the years ended June 30, 2011 and 2010.

	2011	2010	% Change 2011/2010
	(Dollars in thousands)
Service charges	$2,392	$1,988	20.3%
Gain on sale loans	519	278	86.7
Gain (loss) on sale of investments	584	311	87.8
Gain on sale of other real estate owned	(10)	34	(129.4)
Income from Bank Owned Life Insurance	274	282	(2.8)
Other	279	664	(58.0)
Total	$4,038	$3,557	13.5%

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

Income Taxes.

Income tax expense increased to $0.5 million for the year ended June 30, 2011, compared to a benefit of $0.6 million for the year ended June 30, 2010. The $1.1 million increase in expense was primarily due to an increase of $2.1 million in income before taxes. The effective tax rates for 2011 and 2010 were affected by tax exempt municipal bond income and income on bank owned life insurance in addition to an unanticipated state tax refund of $0.1 million received in the current year which related to prior years.

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

Loan workouts and modifications are handled by the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, and the Senior Vice President, Lending, and are subject to approval by the Board of Directors. Delinquent or otherwise nonperforming mortgage loan and home equity loan customers are required to provide updated financial information and the reasons for their inability to pay or comply with the contractual terms of their loans. Management ascertains the value of the underlying collateral, depending on whether the loan is “collateral dependent” or “cash-flow” dependent. If a loan is determined to be “collateral dependent,” the value of the underlying collateral is determined through an independent appraisal. If the loan is determined to be “cash-flow dependent,” the value of the underlying collateral is determined through an in-house cash flow analysis of the property with the cash flows discounted at the loan’s original effective interest rate. Once the value of collateral is established, management will either establish a specific allocation or charge-off an amount equal to the shortfall between the collateral value and the outstanding principal loan balance. Management will then develop and pursue a workout plan. Once a workout plan is established and implemented, management will, at a minimum, monitor the monthly performance of the loan until it is removed from nonaccrual status. On an annual basis, management will conduct property inspections and review financial information of the borrowers and any guarantors. In situations where a collateral shortfall (i.e. the value of the underlying collateral of the loan is less than the outstanding principal balance of the loan) is discovered on a previously existing loan, typically through an updated independent appraisal or collateral inspection, management will seek to obtain additional collateral and/or a personal guaranty at that time. If no additional collateral is available, management will work with the borrower on a suitable workout arrangement that may include a troubled debt restructuring, or management may determine to foreclose on the property. To determine the best outcome for the Bank, management reviews the financial condition of the borrower, the cash flow of the property and the value of the loan’s collateral.

If the Bank obtains a guaranty, the strength and value of the guaranty is measured by the Bank at the time the loan is closed and is re-evaluated at least annually. The strength of each guaranty is determined by evaluating the guarantor’s net worth, liquid net worth, debt-to-income ratio and credit score. In certain circumstances, the Bank may deem it appropriate not to enforce a guaranty, such as when it determines enforcing a guaranty could be detrimental to a larger banking relationship. Since December, 2008, the Bank has successfully collected $174,000 from five personal guarantors and has forbearance agreements to collect an additional $1.2 million. Of the forbearance agreements two, totaling $1.1 million, are in the form of liens on excess collateral on existing loans. The remaining agreements are for smaller individual balances, and the Bank is receiving regular payments on these amounts. The entire balance of each forbearance is considered impaired and payments are treated as recoveries when received. As a result of the restatement, while the Company still uses guarantors and co-borrowers, there is no reliance on the required cash infusions when guarantors and co-borrowers are experiencing financial difficulties, in arriving at a loan’s carrying value.

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

Troubled debt restructurings are considered to be impaired and are initially treated as nonperforming. Troubled debt restructurings that are originally restructured at a market rate of interest and have a history of performance (generally at a minimum of twelve consecutive months of performance under the restructured terms) may be excluded from being reported as TDRs. At June 30, 2011, 53 loans were considered to be troubled debt restructurings (with an aggregate balance of $24.9 million) of which 24 loans (with an aggregate balance of $16.2 million) were included in nonperforming assets. At June 30, 2010, 19 loans were considered to be troubled debt restructurings (with an aggregate balance of $14.6 million) of which 14 loans (with an aggregate balance of $9.6 million) were included in nonperforming assets. Additional information on all of our troubled debt restructurings appears in the troubled debt restructurings table below.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2011	2010	2009	2008	2007
	(As Restated)	(As Restated)
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$1,652	$1,533	$1,943	$853	$810
Multi-family real estate	1,742	4,506	1,065	3,072	—
Nonresidential real estate and land	566	1,455	386	2,885	2,264
Commercial	240	—	—	—	—
Consumer	240	155	84	642	85
Total nonaccrual loans	4,440	7,649	3,478	7,452	3,159
Nonaccrual restructured loans:
One- to four-family residential real estate	1,653	903	—	—	—
Multi-family real estate	10,358	3,739	1,427	—	—
Nonresidential real estate and land	4,146	4,966	1,063	—	—
Total nonaccrual restructured loans	16,157	9,608	2,496	—	—
Total nonperforming loans	20,597	$17,257	$5,974	$7,452	$3,159
Real estate owned	139	297	1,940	2,895	111
Total nonperforming assets	20,736	$17,554	$7,914	$10,347	$3,270
Accruing restructured loans	8,768	5,003	2,646	—	—
Accruing restructured loans and nonperforming assets	$29,504	$22,557	$10,560	$10,347	$3,270
Total nonperforming loans to total loans	7.08%	5.47%	2.15%	2.57%	1.14%
Total nonperforming loans to total assets	4.36	3.52	1.49	1.95	0.83
Total nonperforming assets to total assets	4.39	3.58	1.97	2.70	0.86

Interest income that would have been recorded for the years ended June 30, 2011 and 2010 had nonaccruing loans been current according to their original terms was $274,000 and $774,000, respectively. No interest related to nonaccrual loans was included in interest income for the years ended June 30, 2011 and 2010.

During the year ended June 30, 2011, nonperforming loans increased from $17.3 million to $20.6 million. The increase in nonperforming loans was primarily the result of the increase in troubled debt restructurings on nonaccrual status from $9.6 million at June 30, 2010 to $16.2 million at June 30, 2011. The Company continued to experience performance issues in multifamily and nonresidential real estate loan portfolio secured by properties primarily outside of Dearborn and Ripley Counties, as reflected in the level of classified assets at June 30, 2011 and 2010. As a result, in the third quarter of the year ended June 30, 2011, management reviewed all classified assets and ultimately restructured $13.7 million of loans during the period. All of these restructured assets had been included in nonperforming loans prior to the restructuring, and will remain in nonperforming loans until they establish a history of performance in accordance with their restructured terms for at least six consecutive months.

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

•	Loan Relationship A. Three loans, all included in one loan relationship, with a carrying value of $6.4 million prior to its restructuring in the third quarter of the year ended June 30, 2011. One loan (A-1) is secured by a first mortgage on an apartment complex near a college campus, another (A-2) is secured by a first mortgage on two mobile home parks, and the last (A-3) is secured by the first mortgage on another apartment complex. All three loans are included in the above table as “Nonaccrual restructured loans, Multi-family real estate” at June 30, 2011, but were not originally included in this table at any of the dates presented prior to June 30, 2011. As a result of the restatement of the June 30, 2010 audited consolidated financial statements, the Company has included Loan A-1 in “Nonaccrual Multi-family real estate loans” , resulting in an increase of $3.0 million in this category as of June 30, 2010. In the “Credit Risk Profile by Internally Assigned Grade” table on page 36, restated, Loans A-1 and A-2 were classified as “Multi-family residential real estate, Special Mention and Substandard” at June 30, 2011 and June 30, 2010, respectively. Loan A-3 has been classified as “Multi-family residential real estate - Substandard” and “- Watch” at June 30, 2011 and 2010, respectively. The loans comprising Loan Relationship A were originally restructured in October and November, 2010. At the time of the first restructuring in 2010, one of the loans, with a carrying value of $3.0 million, was 180 days delinquent, and the other two loans were performing. Management performed a global analysis of the borrowers and restructured each of the three loans by reducing the original loan rates by 125 to 225 basis points to a rate that was 25 basis points below market rate. Foregone interest income amounted to $51,000 on the two performing loans that were restructured. The borrowers paid a loan modification fee of $3,000 for this restructuring. At the time of the restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $132,000. One of the borrowers is a corporate entity. Each of the principals of the corporate borrower individually signed as co-borrowers. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of the potential future losses. In March 2011, Loan A-2 was again restructured through a troubled debt restructuring as a result of the borrower experiencing cash flow problems during the quarter ended March 31, 2011. The cash flow problems experienced were the combined effect of decreased rental income and the failure to pay real estate property taxes. However, due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Based upon a cash flow analysis of the properties performed by management, $651,000 of the $6.4 million in loans was charged-off during the restructuring into the split loan structure. This split was done for one loan that had a balance of $1.6 million before the split. After the split, Note A had a balance of $994,000 and Note B had a balance of $651,000. Prior to the loan being restructured in March, 2011, the restructured loan carried a $19,000 specific reserve that was included in Note B and charged-off. The split note loans have an interest rate that is 275 points below their original restructured rate for a period of two years, and 475 points below their original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. This relationship was performing in accordance with its restructured terms at June 30, 2011. On March 28, 2012, the Board of Directors and the Audit Committee approved the restatement of the June 30, 2010 and June 30, 2011 audited consolidated financial statements. The restatement was effected to address the inclusion of required personal cash flow infusions from co-borrowers on troubled loans in calculating values. As a result, Loan A-1 has been reported as impaired as of June 30, 2010 with an increase in the allowance for loan loss of $296,000 as of June 30, 2010 and Loan A-2 has been determined to be impaired as of June 30, 2010 with an increase in allowance for loan loss of $650,000.

•	Loan Relationship B. The loans comprising Loan Relationship B were originally restructured in June, 2010, with an aggregate carrying value of $4.1 million prior to their restructuring in the quarter ended March 31, 2011. These loans are secured by a first mortgage on two separate retail strip shopping centers and a single purpose commercial use property. All three loans are included in the above table as “Nonaccrual restructured loans, nonresidential real estate” at June 30, 2011, but were originally not included in this table at any of the dates presented prior to June 30, 2011. As a result of the aforementioned restatement, at June 30, 2010 the $4.1 million of loans has been included in “Nonaccrual restructured Multi-family real estate” loans. In the “Credit Risk Profile by Internally Assigned Grade” table on page 36, as restated, these loans were classified as “Nonresidential real estate, Substandard” at June 30, 2011 and June 30, 2010. At the time of the original restructuring, the property value was based primarily on the collateral’s cash flow including required personal cash infusions from the co-borrowers. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. One of the borrowers is a corporate entity. The principals of the corporate borrower are also co-borrowers of the note. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of potential future losses. Based on the restatement of the June 30, 2010 audited consolidated financial statements, the loans were considered impaired at June 30, 2010 with an additional increase in the allowance for loan loss of $600,000 to reflect the reduction in carrying value resulting from the exclusion of the required personal cash infusions from the co-borrowers from the calculation of the carrying value. In March, 2011, the loans comprising Loan Relationship B again were experiencing cash flow problems and were refinanced through a troubled debt restructuring, utilizing the split note strategy. The cash flow problems experienced were the combined effect of the level of the required monthly loan payments, decreases in rental revenue from the properties, and failure to pay real estate property taxes. However, due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Based upon a cash flow analysis of the properties performed by management, after the restructuring, the two loans categorized as Note A’s had a combined balance of $2.6 million and the two loans categorized as Note B’s had a balance of $1.5 million. A restructuring fee of $15,000 was charged and included in Note B at March 31, 2011. The restructured loans have an interest rate that is an additional 275 points lower than the 2010 restructured rate for a period of two years, and 500 points below their original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances the loans into a market rate loan at that time. This relationship was performing in accordance with its restructured terms at June 30, 2011.

•	Loan Relationship C. Two loans, included in one relationship, with an aggregate value of $2.1 million prior to being restructured in the quarter ended March 31, 2011. One loan is secured by a first mortgage on a single-family home. One loan is secured by a 24-unit apartment complex, one- to four-family residential properties and several residential building lots. Both loans are included in the above table as “Nonaccrual restructured loans, multi-family real estate” at June 30, 2011 and “Accruing restructured loans” at June 30, 2010. In the “Credit Risk Profile by Internally Assigned Grade” table on page 36, as restated, these loans were classified as “Multi-family real estate, Substandard” at June 30, 2011 and June 30, 2010, respectively. The loans comprising Loan Relationship C were originally restructured in August, 2009. At the time of the first restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $29,000. In August, 2009, the loans were originally restructured by reducing the interest rates on the loans by a range of 400 to 600 basis points to a rate that was 300 basis points below market rate. These loans were performing at the time of the restructuring, but the borrowers were beginning to experience cash flow difficulties. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. At the time the loans were first restructured, independent appraisals were performed on each piece of underlying collateral. These appraisals supported the aggregate $2.1 million carrying value of the loans. One of the borrowers is a corporate entity, with one principal who has personally signed on the loan. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrower and determined that the co-borrower was not expected to cover a total loss, but would mitigate the amount of potential future losses. Based on the restatement of the June 30, 2010 audited consolidated financial statements, the loans were considered impaired at June 30, 2010 with an additional increase in the allowance for loan losses of $675,000 to reflect the reduction in the carrying value resulting from the exclusion of the required personal cash infusions from the co-borrower from the calculation of the carrying value. At December 31, 2010, the loan was originally subject to a $179,000 specific allowance. The allowance of $179,000 has been reversed in the quarter ended December 31, 2010 as a result of increasing the allowance at June 30, 2010 by such amount in the restated audited consolidated financial statements. During the quarter ended March 2011, the borrower again began to experience cash flow difficulties and these loans were refinanced through a troubled debt restructuring. The cash flow problems experienced were the combined effect of the failure to pay required monthly loan payments, the failure to pay association dues, and the failure to pay real estate property taxes. However, due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Based upon a cash flow analysis of the properties performed by management, the loans were restructured during the quarter ended March 31, 2011 utilizing the split note strategy. After the restructuring, the previous balance of $2.1 million was split into two notes with Note A having a balance of $1.5 million and Note B having a balance of $626,000. A restructuring fee of $14,000 was charged and included in Note B at March 31, 2011. The restructured loans have an interest rate that is an additional 275 basis points lower than the 2010 restructured rate for a period of two years, and 675 to 875 points below the original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. This relationship was performing in accordance with its restructured terms at June 30, 2011.

•	Loan Relationship D. The loan comprising Loan Relationship D was originally restructured in December 2008. The loan is secured by a first mortgage on a 62-unit apartment complex near a college campus. The loan was made in 2008 to a seasoned property manager who made major improvements to the property. The property was purchased in December 2008 from a Bank borrower who was delinquent at the time of acquisition. At the time the loan was acquired from the delinquent borrower in 2008, it was restructured with a new borrower, in lieu of foreclosure, pursuant to which the Bank loaned the borrower funds to purchase and renovate the property. At the time of the restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $113,000. We have no personal guarantee or co-borrower on this loan. At this time, the loan requires interest only payments through December 2011. In January, 2012, the interest rate on the loan will be at the prime interest rate as published by The Wall Street Journal, plus a spread. At the time of the acquisition, management believed that the new borrower would be able to renovate the property with a view toward improving the property’s cash flow, and in turn, the performance of the loan. Since the closing of the loan, the borrower has completed renovations to the property and the cash flow of the property has improved. At the time the loan was made, an independent appraisal was performed on the collateral underlying the loan. This appraisal supported the $1.6 million carrying value of the loan. At June 30, 2011, the carrying value of this loan was $1.3 million, and the loan was performing in accordance with its restructured terms at that date.

•	Loan Relationship E. Two loans with an aggregate carrying value of $563,000 at June 30, 2011, secured by nonresidential real estate. These loans (which consisted of one note prior to the use of the split note structure) are included in the above table as “Nonaccrual restructured loans, nonresidential real estate” at June 30, 2011, June 30, 2010 and June 30, 2009. In the “Credit Risk Profile by Internally Assigned Grade” table on page 36, these loans were classified as “Nonresidential real estate, Substandard” at June 30, 2011 and June 30, 2010, respectively. The loan was originally restructured in April, 2010. At the time of the restructuring we established a specific valuation allowance of $260,000 through a charge-off to the general allowance for loan losses, based upon an appraisal obtained in March 2010. The originally restructured loan had payments deferred for one year, while accruing interest at market rates. This loan was scheduled to undergo an interest rate and payment reset in February, 2011, pursuant to the terms of the note. We have no personal guarantee or co-borrower on this loan. At the time of the loan adjustment period, it became apparent the borrower was going to struggle to make the required monthly payments beginning in February, 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the Note A / Note B format in March, 2011. The terms of Note A were calculated using current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of approximately 1.5x, which is more stringent than our normal underwriting standards. A restructuring fee of $9,000 was charged and included in Note B at March 31, 2011. After the restructuring in March, 2011, Note A was $569,000 and Note B of $508,000 was charged-off in the quarter ended March 31, 2011 inclusive of the previous specific reserve of $260,000. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. This relationship was performing in accordance with its restructured terms at June 30, 2011.

•	Loan Relationship F. Two loans with an aggregate carrying value of $472,000 at June 30, 2011. These loans, originally one loan, are secured by single-family and multifamily residential real estate. These loans are included in the above table as “Nonaccrual restructured loans, multi-family real estate” at June 30, 2011, and for the two loans in this relationship at June 30, 2010, one loan, totaling $217,000 was included in “Nonaccrual restructured loans, multi-family real estate” and one loan, totaling $631,000 was originally included in “Nonaccrual loans, multi-family real estate.” As a result of the aforementioned restatement, this $631,000 loan has been included instead in “Nonaccrual restructured Multi-family real estate”. In the “Credit Risk Profile by Internally Assigned Grade” table on page 36, as restated, these loans were classified as “Multi-family real estate, Substandard” at June 30, 2011 and June 30, 2010, respectively. The original loan was originally restructured in a Note A / Note B format in June, 2010 based on an 80% LTV derived from an April, 2010 appraisal. Based on the restatement of the June 30, 2010 audited consolidated financial statements, the loans were considered impaired at June 30, 2010 with an additional increase in the allowance for loan losses of $117,000 to reflect the reduction in carrying value resulting from the exclusion of the required personal cash infusions from the co-borrower from the calculation of the carrying value. At December 31, 2010, the loan was 160 days delinquent. The delinquency was a result of personal problems between the borrowers affecting their ability to manage the multi-family residential real estate. The personal problems between the borrowers also resulted in the borrowers’ inability to make the required personal cash infusions. In the latter part of 2010 and into 2011, one of the borrowers effectively took control of the multi-family residential real estate and has brought the business current with respect to property taxes, refunds to former tenants, and made required monthly loan payments in January and February, 2011. Other than the January and February loan payments, the borrowers have been unable to bring the loan current under their current cash flow. Based upon those developments, management completed a detailed analysis of the total lending relationship with the borrowers. As a result of this analysis, these loans were again restructured, utilizing the Note A / Note B format in March, 2011. The terms of the Note A were calculated using current financial information to determine the amount of the payment at which the borrowers would have a debt service coverage ratio of approximately 1.5x, which is more stringent than our current underwriting standards. A restructuring fee of $7,000 was charged and included in Note B at March 31, 2011. One of the borrowers is a corporate entity, with two principals, who are also individually signed on the loan. After the restructuring in March, 2011, Note A was $475,000 and Note B in the amount of $405,000 was charged-off in the quarter ended March 31, 2011, including $188,000 that was charged-off against the general allowance for loan losses. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time.

The following table summarizes all Note A / B split loans at June 30, 2011:

	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(dollars in thousands)
Nonresidential real estate	$4,006	$2,382	$6,388	4	4
Multifamily residential real estate	3,457	2,008	5,465	4	4
One- to four- family residential real estate	137	60	197	1	1
Total (1)	$7,600	$4,450	$12,050	9	9

(1)	– Included in this total are $6.3 million in Note A’s and $3.7 million in Note B’s that are included in the discussion of Loan Relationships A, B, C, E and F.

There was one loan utilizing the Note A / B strategy at June 30, 2010. Note A, totaling $631,000 and Note B, totaling $217,000 were included in “Nonaccrual restructured loans, Multi-family residential real estate” at June 30, 2010. Also at June 30, 2010, a specific allowance (as part of the allowance for loan losses) had been established for the $217,000 included in Note B as well as $117,000 specific allowance on Note A as a result of the restatement. There were no loans utilizing the split note strategy at June 30, 2009.

As evidenced by our loans receivable greater than 30 days past due in the multi-family residential real estate and nonresidential real estate portfolios only amounting to $1.0 million at June 30, 2011, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or modified terms, as applicable. Management has no knowledge of any additional loans that will require restructuring.

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

	At June 30, 2011
	Loan Status
	Accrual	Nonaccrual	Total unpaid principal balance	Related allowance	Recorded investment
One- to four-family residential real estate	$4,128	$1,653	$5,781	$—	$5,781
Multifamily residential real estate	2,041	10,358	12,399	1,173	11,226
Nonresidential real estate	2,599	4,146	6,745	—	6,745
Total	$8,768	$16,157	$24,925	$1,173	$23,752
Number of loans	28	24

	At June 30, 2010
	Loan Status
	Accrual	Nonaccrual	Total unpaid principal balance	Related allowance	Recorded investment
One- to four-family residential real estate	$422	$903	$1,325	$159	$1,166
Multifamily residential real estate	1,981	3,739	5,720	1,804	3,916
Nonresidential real estate	2,600	4,966	7,566	1,276	6,290
	$5,003	$9,608	$14,611	$3,239	$11,372
Number of loans	5	14

	At June 30, 2009
	Loan Status
	Accrual	Nonaccrual	Total unpaid principal balance	Related allowance	Recorded investment
One- to four-family residential real estate	$350	$—	$350	$24	$326
Multifamily residential real estate	1,296	1,427	2,723	230	2,493
Nonresidential real estate	1,000	1,069	2,069	334	1,735
	$2,646	$2,496	$5,142	$588	$4,554
Number of loans	3	2

Loans that were included in troubled debt restructuring at June 30, 2011 and 2010 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2011, there were 43 loans with required payments of principal and interest, and nine loans with required interest only payments. At June 30, 2010, there were nine loans with required principal and interest payments, eight loans with required interest only payments, and two loans with no payments due until 2011. At June 30, 2009, there were three loans with required interest only payments, and two loans with no payments due until 2011. Although the economic trends during the year ended June 30, 2011 have been generally stable in our primary market area, i.e., Dearborn and Ripley Counties in Indiana, the overall increases in troubled debt restructurings from June 30, 2010 to June 30, 2011, and from June 30, 2009 to June 30, 2010, related to continued weakness in the local economy resulting from the economic down turn that started in 2008, particularly in outside of Dearborn and Ripley Counties in Indiana.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2011	2010
	(As Restated)	(As Restated)
	(in thousands)
Special mention assets	$13,488	$20,061
Substandard assets	28,455	26,060
Total classified assets	$41,943	$46,121

At June 30, 2011:

Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- owner Occupied Mortgage	Multi- family Non- Owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$100,380	$35,893	$13,234	$17,140	$36,307	$273	$2,663	$4,208	$210,098
Watch	6,805	378	2,865	13,023	11,845	644	1,322	1,911	38,793
Special mention	1,002	127	1,030	1,593	9,573	—	—	163	13,488
Substandard	4,715	241	1,122	14,540	7,431	167	—	239	28,455
Total:	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

At June 30, 2010 (As Restated):

Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(in thousands)
Grade:
Pass	$115,917	$37,450	$9,037	$18,940	$45,712	$1,566	$3,836	$3,046	$235,504
Watch	3,816	460	3,481	9,382	12,483	—	684	3,278	33,584
Special mention	766	313	704	6,575	9,802	—	881	1,020	20,061
Substandard	2,936	902	816	11,880	9,571	—	—	—	26,105
Total:	$123,435	$39,125	$14,038	$46,777	$77,568	$1,566	$5,401	$7,344	$315,254

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2011		2010		2009
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
Residential real estate:
One- to four-family	$1,155	$1,093	$1,083	$515	$1,539	$1,754
Multi-family	—	—	—	—	—	—
Nonresidential real estate and land	732	307	648	3,598	383	1,080
Consumer and other loans	665	187	728	337	104	62
Total	$2,552	$1,587	$2,459	$4,450	$2,026	$2,896

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

Allowance Required for Identified Impaired Loans. We establish an allowance on certain identified impaired loans based on such factors as: (1) the strength of the property’s or the business’ cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

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

At June 30, 2011, our allowance for loan losses represented 1.83% of total loans and 25.9% of nonperforming loans and amounted to $5.3 million at such date compared to $8.0 million at June 30, 2010. At June 30, 2010, our allowance for loan losses represented 2.54% of total loans and 46.5% of nonperforming loans.

From June 30, 2009 to June 30, 2010 the loan portfolio experienced increases of $11.3 million in nonperforming loans, $9.6 million in nonperforming assets, and $9.5 million in troubled debt restructurings. The increases in troubled assets were primarily the result of the addition of 15 troubled debt restructurings totaling $9.5 million during the year ended June 30, 2010. From June 30, 2010 to June 30, 2011, the loan portfolio experienced further increases of $3.3 million in nonperforming loans, $3.2 million in nonperforming assets, and $10.3 million in troubled debt restructurings. Classified assets decreased $4.2 million due primarily to charge-offs. A review of these factors resulted in the determination to establish a loan loss provision of $4.1 million for the year ended June 30, 2011. The increases in troubled debt restructurings and nonperforming assets were primarily the result of utilization of the Note A/Note B strategy and related charge-offs of $4.5 million recorded during the third quarter of the year ended June 30, 2011. For more information on the Note A/Note B strategy and the related charge-offs, see “Results of Operations for the Years Ended June 30, 2011 and 2010 – Provision for Loan Loss.” When a loan first becomes a troubled debt restructuring, it is included in nonaccrual loans until a history of at least six consecutive monthly payments can be established. Troubled debt restructurings are also classified as substandard assets for the life of the restructured terms. Because nonaccrual loans are included in nonperforming loans and nonperforming assets and are also considered classified assets, the increase in troubled debt restructurings was the primary reason for the increase in nonperforming loans, nonperforming assets, and classified assets.

Additionally, from June 30, 2009 to June 30, 2010 the loan portfolio experienced an aggregate increase of $2.0 million in loans 30-89 days delinquent. From June 30, 2010 to June 30, 2011 the loan portfolio experienced an aggregate decrease of $2.7 million in loans 30-89 days delinquent. This change is attributable to the utilization of the Note A/Note B strategy and the related charge-offs of $4.5 million upon performing a detailed review of the Company’s significant troubled lending relationships during the third quarter of the year ended June 30, 2011. The restructuring of these loans has had a significantly positive impact on our past due loans receivable as the majority of our past due amounts centered around a specific segment of our loan portfolio.

The provision for loan losses was $4.1 million for the year ended June 30, 2011 and $4.8 million for the year ended June 30, 2010. The amount of the provision in the year ended June 30, 2011 was primarily the result of the increase in troubled debt restructurings. As previously discussed, the increase in troubled debt restructurings adversely impacted nonaccrual loans, nonperforming loans, nonperforming assets, and classified assets. The increased provision was necessary to replenish the allowance for loan losses following the recognition of charge-offs related to several loans restructured.

As noted earlier, the ratio of the allowance for loan losses to nonperforming loans (coverage ratio) decreased from 46.5% to 25.9% from June 30, 2010 to June 30, 2011. This decrease was a result of the significant change in composition of nonperforming loans during this time. At June 30, 2010 and 2011, troubled debt restructurings were 50.1% and 78.4% of nonperforming loans, respectively. Troubled debt restructurings have generally been charged off or written down to their fair value at the time of the restructuring. The fair value at the time of restructuring is determined by a recent independent appraisal or cash flow analysis of the underlying collateral. As a result of the recent fair value determinations of a majority of the loans that are included in nonperforming loans, the allowance for loan losses as a percentage of nonperforming loans decreased from June 30, 2010 to June 30, 2011.

The following table illustrates the changes to the allowance for loan losses for the year ended June 30, 2011:

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the year ended June 30, 2011 (As Restated):

	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage Nonowner- Occupied	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning Balance:	$419	$908	$—	$3,159	$3,298	$4	$10	$221	$8,019
Charge offs	(803)	(959)	—	(2,008)	(3,065)	—	—	(38)	$(6,873)
Recoveries	26	15	—	—	7	—	—	1	$49
Provision	1,158	346	112	1,459	1,222	(1)	2	(158)	$4,140
Ending Balance:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335
Balance, Individually Evaluated	$18	$—	$—	$1,573	$—	$—	$—	$—	$1,591
Balance, Collectively Evaluated	$782	$310	$112	$1,037	$1,462	$3	$12	$26	$3,744
Financing receivables: Ending Balance	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834
Ending Balance: individually evaluated for impairment	$—	$—	$531	$11,223	$4,545	$167	$—	$—	$16,466
Ending Balance: collectively evaluated for impairment	$97,258	$29,640	$16,744	$34,568	$53,694	$917	$3,743	$4,183	$240,747
Ending Balance: loans acquired at fair value	$15,644	$6,999	$976	$505	$6,917	$—	$242	$2,338	$33,621

The most significant decreases in classified assets from June 30, 2010 to June 30, 2011 occurred in one- to four-family, multi-family, and non-residential real estate loans as a result of charge offs. Overall decreases in the allowance allocated to these portfolios was warranted as other risk factors stemming from decreases in classified assets and delinquencies decreased as well.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2011			2010			2009
	(As Restated)			(As Restated)
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four- family residential real estate	$912	17.1%	45.1%	$419	5.2%	43.6%	$215	5.1%	44.9%
Multi-family real estate	2,610	48.9	15.9	3,159	39.4	14.8	322	7.6	17.0
Nonresidential real estate	1,462	27.4	22.4	3,298	41.1	24.6	3,207	76.1	24.2
Land	12	0.2	1.4	10	0.2	1.7	90	2.1	1.7
Agricultural	6	0.1	0.5	18	0.2	0.6	—	—	—
Commercial	20	0.4	1.7	203	2.5	1.8	54	1.3	1.6
Consumer	310	5.8	12.6	908	11.3	12.4	325	7.8	10.0
Construction	3	0.1	0.4	4	0.1	0.5	—	—	0.6
Total allowance for loan losses	$5,335	100.0%	100.0%	$8,019	100.0%	100.0%	$4,213	100.0%	100.0%
Total loans	$290,834			$315,254			$277,302

	At June 30,
	2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
One- to four- family residential real estate	$209	4.5%	46.5%	$331	12.4%	45.4%
Multi-family real estate	315	6.8	15.1	—	—	13.5
Nonresidential real estate and land	3,753	81.3	23.1	1,949	73.0	24.5
Land	70	1.5	2.1	—	—	3.0
Agricultural	—	—	—	—	—	—
Commercial	7	0.2	2.1	10	0.4	2.1
Consumer	265	5.7	10.2	381	14.2	8.1
		—
Construction	—	—	0.9	—	—	3.4
Total allowance for loan losses	$4,619	100.0%	100.0%	$2,671	100.0%	100.0%
Total loans	$289,744			$278,270

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(As Restated)	(As Restated)
	(Dollars in thousands)
Allowance at beginning of period	$8,019	$4,213	$4,619	$2,671	$2,105
Provision for loan losses	4,140	4,847	2,447	4,718	730
Charge-offs:
One- to four-family residential real estate	803	124	101	343	82
Land	—	—	2,537	—	—
Nonresidential real estate	3,065	33	—	2,440	—
Multi-family real estate	2,008	834	51	—	—
Consumer and other loans	997	96	182	—	129
Total charge-offs	6,873	1,087	2,871	2,783	211
Recoveries:
One- to four-family residential real estate	26	2	5	—	—
Nonresidential real estate and land	7	19	—	—	—
Multi-family real estate	—	5	—	—	—
Consumer and other loans	16	20	13	13	47
Total recoveries	49	46	18	13	47
Net charge-offs	(6,824)	(1,041)	(2,853)	(2,770)	(164)
Loss on restructuring of loan	—	3	51	—	—
Allowance at end of period	$5,335	$8,019	$4,213	$4,619	$2,671
Allowance to nonperforming loans	25.90%	46.47%	70.51%	62.00%	84.55%
Allowance to total loans outstanding at the end of the period	1.83%	2.54%	1.52%	1.59%	0.97%
Net charge-offs to average loans outstanding during the period	2.30%	0.38%	1.00%	1.06%	0.06%

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

	Net Portfolio Value (Dollars in Thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
300	$51,183	$(5,202)	(9)%	10.88%	(81)bp
200	54,605	(1,780)	(3)%	11.47%	(22)bp
100	55,633	(752)	(1)%	11.61%	(8)bp
50	55,957	(428)	(1)%	11.64%	(5)bp
0	56,385	—	—	11.69%	—
(50)	56,602	217	0%	11.71%	2bp
(100)	57,519	1,134	2%	11.86%	17bp

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 17 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K/A.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 16 of the notes to the consolidated financial statements. We currently have no plans to engage in hedging activities in the future.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Risk Management” in Item 7 of this Annual Report on Form 10-K/A.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting as of June 30, 2011 was not effective. On March 28, 2012, the Board of Directors of the Company determined that the following previously issued consolidated financial statements of the Company should no longer be relied upon: (i) the audited consolidated financial statements at June 30, 2010 and 2011 and for the fiscal years then ended, as contained in the Annual Reports on Form 10-K for the fiscal years ended June 30, 2010 and June 30, 2011, and (ii) the unaudited consolidated financial statements at September 30, 2010, December 31, 2010, March 31, 2011 and December 31, 2011 and for the interim periods then ended as contained in the Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2010, December 31, 2010, March 31, 2011 and December 31, 2011.

The Board of Directors arrived at this determination based on the recommendation of the Audit Committee of the Board of Directors and management, in consultation with Clark, Schaefer, Hackett & Co., the Company’s independent registered public accounting firm. The foregoing determination and consultation occurred in connection with the SEC staff’s review of the Registration Statement on Form S-1, as amended, filed by United Community Bancorp (an Indiana corporation), the proposed new holding company for the Bank, in connection with the second-step conversion of the Bank.

The restatements are the result of material weaknesses in internal control over financial reporting and the related correction of an error in calculating the provision for loan loss for the periods ended June 30, 2010 and 2011. The Company experienced control deficiencies in the monitoring of certain loans and loan relationships. These control deficiencies resulted in the Company not properly identifying impaired loans and troubled debt restructurings under ASC 310-10-35 and ASC 310-40-35. The Company also experienced deficiencies in measuring impairment on impaired loans and troubled debt restructurings under ASC 310-10-35. These deficiencies primarily related to the reliance on required personal cash infusions of co-borrowers who were experiencing financial difficulties on troubled debt restructurings when determining the present value of future cash flows. For the year ended June 30, 2010, as part of the Company’s process to measure impairment on certain impaired loans, management relied on required personal cash infusions from co-borrowers that had been experiencing financial difficulties. Management has determined that relying on required personal cash infusions from co-borrowers who were experiencing financial difficulties in these circumstances was inconsistent with U.S. generally accepted accounting principles. As a result of these deficiencies, management, in consultation with Clark, Schaefer, Hackett & Co., determined that the Company had material weaknesses in internal control over financial reporting as it relates to identifying troubled debt restructurings and impaired loans as well as the measurement of impairment at each of the dates and periods that are being restated.

The portion of the loan loss provision being corrected relates to five loan relationships comprising the most significant troubled debt restructurings effected by the Bank that were restructured using a split note strategy in the March 31, 2011 quarter. In connection with the above referenced consultations between management and Clark, Schaefer, Hackett & Co., management has determined that, in calculating the future cash flows of these loan relationships, the Company should not have included required cash infusions from co-borrowers who were experiencing financial difficulties. Because the required restatements relate to the timing and not the aggregate amount of the loan loss provisions recorded during the periods being restated, no additional loan loss provisions were required for any of these loan relationships during the periods being restated.

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

April 26, 2012

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Community Bancorp and Subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 of the consolidated financial statements, the Company has restated its 2011 and 2010 financial statements to correct its accounting for certain impaired loans.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

September 28, 2011, except for the matter in the fourth paragraph above and in Note 1, as to which the date is April 26, 2012.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	June 30, 2011	June 30, 2010
	(As Restated)	(As Restated)
Assets

Cash and due from banks	$31,159	$32,023
Investment securities:
Securities available for sale - at estimated market value	49,230	62,089
Securities held to maturity - at amortized cost	564	631
Mortgage-backed securities available for sale - at estimated market value	74,119	57,238
Loans receivable, net	285,877	307,237
Loans available for sale	196	364

Property and equipment, net	7,396	7,513
Federal Home Loan Bank stock, at cost	2,507	2,016
Accrued interest receivable:
Loans	1,291	1,573
Investments and mortgage-backed securities	681	717
Other real estate owned, net	139	297
Cash surrender value of life insurance policies	7,882	7,109
Deferred income taxes	2,880	4,633
Goodwill	2,522	2,522
Intangible asset	1,028	1,400
Prepaid expenses and other assets	5,060	3,316
Total assets	$472,531	$490,678

Liabilities and Stockholders’ Equity

Deposits	$413,091	$430,180
Advance from FHLB	1,833	2,833
Accrued interest on deposits	44	119
Accrued interest on FHLB advance	3	7
Advances from borrowers for payment of insurance and taxes	230	168
Accrued expenses and other liabilities	3,184	3,317
Total liabilities	418,385	436,624

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,840,382 shares outstanding at June 30, 2011 and 8,464,000 shares issued and 7,845,554 shares outstanding at June 30, 2010	36	36

Common stock
Additional paid-in capital	37,089	36,995
Retained earnings	26,435	26,622
Less shares purchased for stock plans	(2,775)	(3,042)
Treasury Stock, at cost - 621,618 shares at June 30, 2011 and 618,446 shares at June 30, 2010	(7,091)	(7,054)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	452	497

Total stockholders’ equity	54,146	54,054

Total liabilities and stockholders’ equity	$472,531	$490,678

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share amounts)

	For the years ended June 30,
	2011	2010
	(As Restated)	(As Restated)
Interest income:
Loans	$16,958	$16,334
Investments and mortgage - backed securities	2,888	2,602
Total interest income	19,846	18,936

Interest expense:
Deposits	5,516	6,321
Borrowed funds	71	108
Total interest expense	5,587	6,429

Net interest income	14,259	12,507

Provision for loan losses	4,140	4,847

Net interest income after provision for loan losses	10,119	7,660

Other income:
Service charges	2,392	1,988
Gain on sale of loans	519	278
Gain on sale of investments	584	311
Gain (loss) on sale of other real estate owned	(10)	34
Income from Bank Owned Life Insurance	274	282
Other	279	664
Total other income	4,038	3,557

Other expense:
Compensation and employee benefits	6,610	6,040
Premises and occupancy expense	1,325	1,101
Deposit insurance premium	775	740
Advertising expense	408	378
Data processing expense	1,161	899
Provision for loss on sale of real estate owned	—	510
Acquisition related expenses	38	439
Other operating expenses	1,797	2,091
Intangible Amortization	372	—
Total other expense	12,486	12,198

Income (loss) before income tax provision	1,671	(981)

Provision for income taxes:
Income tax provision (benefit)	501	(569)

Net income (loss)	$1,170	$(412)

Basic and diluted earnings (loss) per share	$0.15	$(0.05)

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the year ended June 30,
	2011	2010
	(As Restated)	(As Restated)
Net income (loss)	$1,170	$(412)

Other comprehensive income, net of tax
Unrealized gain on available for sale securities	311	411

Reclassification adjustment for gains on available for sale securities included in income	(356)	(190)

Total comprehensive income (loss)	$1,125	$(191)

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(As Restated)

(In thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Purchased for Stock plans	Treasury Stock	Unrealized Gain (Loss) on Securities Available for Sale	Total

Balance at June 30, 2009	$36	$36,791	$28,204	$(3,254)	$(6,974)	$276	$55,079

Net loss	—	—	(412)	—	—	—	(412)

Cash dividends of $0.41 per share*	—	—	(1,170)	—	—	—	(1,170)

Stock-based compensation expense	—	298	—	—	—	—	298

Amortization of ESOP shares	—	(94)	—	212	—	—	118

Shares repurchased	—	—	—	—	(80)	—	(80)

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $72	—	—	—	—	—	221	221

Balance at June 30, 2010	$36	$36,995	$26,622	$(3,042)	$(7,054)	$497	$54,054

Net income	—	—	1,170	—	—	—	1,170

Cash dividends of $0.44 per share*	—	—	(1,357)	—	—	—	(1,357)

Stock-based compensation expense	—	157	—	—	—	—	157

Amortization of ESOP shares	—	(63)	—	267	—	—	204

Shares repurchased	—	—	—	—	(37)	—	(37)

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $23	—	—	—	—	—	(45)	(45)

Balance at June 30, 2011	$36	$37,089	$26,435	$(2,775)	$(7,091)	$452	$54,146

*	paid on all shares other than MHC

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the year ended June 30,
(In thousands)	2011	2010
	(As Restated)	(As Restated)
Operating activities:
Net income (loss)	$1,170	$(412)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	551	454
Provision for loan losses	4,140	4,847
Provision for losses on real estate acquired through foreclosure	—	510
Deferred loan origination costs	(216)	(84)
Amortization of premium on investments	1,447	341
Proceeds from sale of loans	21,748	25,409
Loans disbursed for sale in the secondary market	(21,061)	(23,302)
Gain on sale of loans	(519)	(278)
Amortization of intangible asset	372	—
Amortization of acquisition-related loan yield discount	(124)	—
Amortization of acquisition-related credit risk discount	(102)	—
Amortization of acquisition-related CD yield adjustment	(97)	—
Gain on the sale of investments	(584)	(311)
ESOP shares committed to be released	(87)	118
Stock-based compensation expense	157	298
Deferred income taxes	1,711	(1,415)
(Gain) loss on sale of other real estate owned	10	(34)
Effects of change in operating assets and liabilities:
Accrued interest receivable	318	(545)
Prepaid expenses and other assets	(1,608)	(1,099)
Accrued interest on deposits	(75)	104
Accrued expenses and other	16	468
Net cash provided by operating activities	7,167	5,069

Investing activities:
Proceeds from maturity of available for sale investment securities	29,802	16,640
Proceeds from the sale of available for sale investment securities	17,712	9,639
Proceeds from the maturity of held to maturity investment securities	67	44
Proceeds from repayment of mortgage-backed securities available for sale	18,572	11,650
Proceeds from sale of mortgage-backed securities	32,910	10,918
Proceeds from sale of other real estate owned	541	2,276
Purchases of available for sale investment securities	(35,817)	(42,118)
Purchases of mortgage-backed securities	(68,065)	(49,813)
Proceeds from sale of Federal Home Loan Bank stock	8	—
Purchases of Federal Home Loan Bank stock	(499)	—
Net decrease (increase) in loans, net of acquisition	17,269	3,420
Increase in cash surrender value of life insurance	(773)	(283)
Cash received from acquisition of branches	—	3,376
Capital expenditures, net of acquisition	(434)	(796)
Net cash provided by (used in) investing activities	11,293	(35,047)

Financing activities:
Net increase (decrease) in deposits, net of acquisition	(16,992)	37,258
Dividends paid to stockholders	(1,357)	(1,170)
Repurchases of common stock	(37)	(80)
Repayments of Federal Home Loan Bank advances	(1,000)	(1,000)
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	62	(11)
Net cash provided by (used in) financing activities	(19,324)	34,997

Net increase (decrease) in cash and cash equivalents	(864)	5,019

Cash and cash equivalents at beginning of period	32,023	27,004

Cash and cash equivalents at end of period	$31,159	$32,023

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP

Notes to Consolidated Financial Statements

NOTE 1 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The restatements are the result of material weaknesses in internal control over financial reporting and the related correction of an error in calculating the provision for loan loss for the periods ended June 30, 2010 and 2011. The Company experienced control deficiencies in the monitoring of certain loans and loan relationships. These control deficiencies resulted in the Company not properly identifying impaired loans and troubled debt restructurings under ASC 310-10-35 and ASC 310-40-35. The Company also experienced deficiencies in measuring impairment on impaired loans and troubled debt restructurings under ASC 310-10-35. These deficiencies primarily related to the reliance on required personal cash infusions of co-borrowers on troubled debt restructurings when determining the present value of future cash flows. For the year ended June 30, 2010, as part of the Company’s process to measure impairment on certain impaired loans, management relied on required personal cash infusions from co-borrowers that had been experiencing financial difficulties. Management has determined that relying on required personal cash infusions from co-borrowers in these circumstances was inconsistent with U.S. generally accepted accounting principles. As a result of these deficiencies, management, in consultation with Clark, Schaefer, Hackett & Co., determined that the Company had material weaknesses in internal control over financial reporting as it relates to identifying troubled debt restructurings and impaired loans as well as the measurement of impairment at June 30, 2011 and June 30, 2010.

The portion of the loan loss provision being corrected relates to five loan relationships comprising the most significant troubled debt restructurings effected by the Bank that were restructured using a split note strategy in the March 31, 2011 quarter. In connection with the above referenced consultations between management and Clark, Schaefer, Hackett & Co., management has determined that, in calculating the future cash flows of these loan relationships, it should not have included required personal cash infusions from co-borrowers who were experiencing financial difficulties. Because the required restatements relate to the timing and not the aggregate amount of the loan loss provisions recorded during the periods being restated, no additional loan loss provisions were required for any of these loan relationships during the periods being restated. The following discloses the impact of these corrections on the consolidated balance sheets as of June 30, 2011 and 2010:

(in thousands)	June 30, 2011
	As Previously Reported	Adjustment	As Restated
Loans receivable, net	$286,173	$(296)	$285,877
Deferred income tax asset	$2,765	$115	$2,880
Total assets	$472,712	$(181)	$472,531

Retained earnings	$26,616	$(181)	$26,435
Total stockholders’ equity	$54,327	$(181)	$54,146

(in thousands)	June 30, 2010
	As Previously Reported	Adjustment	As Restated
Loans receivable, net	$309,575	$(2,338)	$307,237
Deferred income tax asset	$3,721	$912	$4,633
Total assets	$492,104	$(1,426)	$490,678

Retained earnings	$28,048	$(1,426)	$26,622
Total stockholders’ equity	$55,480	$(1,426)	$54,054

The following discloses the impact of these corrections on the consolidated statements of operations for the years ended June 30, 2011 and 2010 and for the quarterly periods during the year ended June 30, 2011:

	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Year ended
	June 30,	September 30,	December 31,	March 31,	June 30,	June 30,
	2010	2010	2010	2011	2011	2011
(in thousands)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
Net interest income	$12,507	$3,395	$3,600	$3,590	$3,674	$14,259
Provision for loan losses	2,509	719	737	3,971	755	6,182
Other income	3,557	995	973	795	1,275	4,038
Other expense	12,198	3,251	3,204	2,949	3,082	12,486
Income (loss) before taxes	$1,357	$420	$632	$(2,535)	$1,112	$(371)
Provision (benefit) for income taxes	343	149	53	(814)	316	(296)
Net income (loss)	$1,014	$271	$579	$(1,721)	$796	$(75)

Earnings per common share:
Basic	$0.13	$0.04	$0.08	$(0.23)	$0.10	$(0.01)
Diluted	$0.13	$0.04	$0.08	$(0.23)	$0.10	$(0.01)

	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Year ended
	June 30,	September 30,	December 31,	March 31,	June 30,	June 30,
	2010	2010	2010	2011	2011	2011
(in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net interest income	$12,507	$3,395	$3,600	$3,590	$3,674	$14,259
Provision for loan losses	4,847	643	538	2,204	755	4,140
Other income	3,557	995	973	795	1,275	4,038
Other expense	12,198	3,251	3,204	2,949	3,082	12,486
Income (loss) before taxes	$(981)	$496	$831	$(768)	$1,112	$1,671
Provision (benefit) for income taxes	(569)	179	131	(125)	316	501
Net income (loss)	$(412)	$317	$700	$(643)	$796	$1,170

Earnings per common share:
Basic	$(0.05)	$0.04	$0.09	$(0.08)	$0.10	$0.15
Diluted	$(0.05)	$0.04	$0.09	$(0.08)	$0.10	$0.15

	Year ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Year ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	June 30, 2011
(in thousands)	(amount of adjustment)	(amount of adjustment)	(amount of adjustment)	(amount of adjustment)	(amount of adjustment)	(amount of adjustment)
Net interest income	$-	$-	$-	$-	$-	$-
Provision for loan losses	2,338	(76)	(199)	(1,767)	-	(2,042)
Other income	-	-	-	-	-	-
Other expense	-	-	-	-	-	-
Income (loss) before taxes	$(2,338)	$76	$199	$1,767	$-	$2,042
Provision (benefit) for income taxes	(912)	30	78	689	-	797
Net income (loss)	$(1,426)	$46	$121	$1,078	$-	$1,245

Earnings per common share:
Basis	$(0.18)	$0.00	$0.01	$0.15	$-	$0.16
Diluted	$(0.18)	$0.00	$0.01	$0.15	$-	$0.16

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	June 30,
	2011	2010

Basic weighted average outstanding shares	7,627,418	7,542,615
Effect of dilutive stock options	—	—
Diluted weighted average outstanding shares	7,627,418	7,542,615

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

NOTE 3 – PLAN OF CONVERSION AND REORGANIZATION

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

NOTE 4 – ACQUISITION

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

NOTE 5 – INVESTMENT AND MORTGAGE-BACKED SECURITIES

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

The detail of interest and dividends on investment securities is as follows:

	For the year ended June 30,
	2011	2010
	(In thousands)
Taxable interest income	$2,197	$2,212
Nontaxable interest income	639	382
Dividends	52	8
Total	$2,888	$2,602

Mortgage-backed securities available for sale at June 30, 2011 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
FNMA	$51,620	$236	$4	$51,852
FHLMC	17,103	107	68	17,142
GNMA	5,104	21	—	5,125

	$73,827	$364	$72	$74,119

Mortgage-backed securities available for sale at June 30, 2010 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
FNMA	$40,237	$345	$11	$40,571
FHLMC	16,432	291	56	16,667

	$56,669	$636	$67	$57,238

NOTE 6 – FINANCING RECEIVABLES

Financing receivables consist of the following:

	At June 30,
	2011	2010
	(In thousands)
	(As Restated)
Residential real estate
One-to-four family	$131,153	$137,473
Multi-family – nonowner-occupied	46,296	46,777
Construction	1,084	1,566
Nonresidential real estate – commercial and office buildings	65,156	77,568
Agricultural	1,661	1,831
Land	3,985	5,401
Commercial	4,860	5,513
Consumer	36,639	39,125
	290,834	315,254

Less:
Allowance for losses, restated	5,335	8,019
Undisbursed portion of loans in process	333	494
Deferred loan costs, net	(711)	(496)
	$285,877	$307,237

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

Changes in the allowance for losses on loans are as follows:

	For the year ended June 30,
	2011	2010
	(In thousands) (As Restated)
Balance at beginning of period	$8,019	$4,213
Provisions charged to income	4,140	4,847
Charge-offs	(6,873)	(1,087)
Recoveries	49	46
Balance at end of period	$5,335	$8,019

The following table provides information with respect to nonaccrual loans.

	At June 30,
	2011	2010
	(Dollars in thousands) (As Restated)
Nonaccrual loans:
One- to four-family – owner occupied	$1,418	$1,533
One-to-four-family – non-owner occupied	234	—
Multi-family residential real estate – nonowner occupied	1,742	4,506

Nonresidential real estate – commercial and office buildings	566	1,455
Consumer	240	155
Commercial	240	—
Restructured nonaccrual loans:
One- to four-family – owner occupied	$1,318	903
One-to-four-family – non-owner occupied	335	—
Multi-family residential real estate – nonowner occupied	10,358	3,739

Nonresidential real estate – commercial and office buildings	4,146	4,966
Total nonperforming loans	$20,597	$17,257
Number of nonaccrual loans	61	66

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

At June 30, 2011 (As Restated)
			Total
			unpaid
	Loan Status		principal	Related	Recorded	Number
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans
One- to Four-Family residential real estate	$4,128	$1,653	$5,781	$—	$5,781	34
Multifamily residential real estate	2,041	10,358	12,399	1,173	11,226	11
Nonresidential real estate	2,599	4,146	6,745	—	6,745	7

Total	$8,768	$16,157	$24,925	$1,173	$23,752	52

At June 30, 2010 (As Restated)
			Total
			Unpaid
	Loan Status		Principal	Related	Recorded	Number
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans
One- to Four-Family residential real estate	$422	$903	$1,325	$159	$1,166	9
Multifamily residential real estate	1,981	3,739	5,720	1,804	3,916	5
Nonresidential real estate	2,600	4,966	7,566	1,276	6,290	5
Total	$5,003	$9,608	$14,611	$3,239	$11,372	19

At June 30, 2011, the Bank had 52 loans totaling $24.9 million that qualified as TDRs, and has established an allowance for losses on these loans of $1.2 million. With respect to the $24.9 million in TDRs, the Bank charged off $4.5 million with respect to these loans at the time of the restructuring into the split Note A/B. At June 30, 2011, the Bank had no other commitments to lend on its TDRs. At June 30, 2010, the Bank had 19 loans totaling $14.6 million that qualified as TDRs, and has reserved for losses on these loans of $3.2 million. Management continues to monitor the performance of loans classified as TDRs.

The following table is a rollforward of activity in our TDRs for the fiscal year ending June 30, 2011.

(Dollar amounts in thousands)	Recorded Investment	Number of Loans
Beginning balance	$11,372	19
Additions to TDRs	15,118	33
Charge offs	(1,995)	-
Payments	(743)	-
	$23,752	52

Loans that were included in troubled debt restructuring at June 30, 2011 and 2010 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2011, there were 43 loans with required principal and interest payments, 9 loans with required interest only payments. At June 30, 2010, there were nine loans with required principal and interest payments, eight loans with required interest only payments, and two loans with no payments due until 2011. The overall increases in troubled debt restructurings from June 30, 2010 to June 30, 2011 related to continued weakness in the economy.

Interest income that would have been recorded for the years ended June 30, 2011 and 2010 had nonaccruing loans been current according to their original terms was $274,000 and $774,000, respectively. No interest related to nonaccrual loans was included in interest income for the years ended June 30, 2011 and 2010.

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2011 (As Restated)

	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage Nonowner- Occupied	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$419	$908	$—	$3,159	$3,298	$4	$10	$221	$8,019
Charge offs	(803)	(959)	—	(2,008)	(3,065)	—	—	(38)	$(6,873)

Recoveries	26	15	—	—	7	—	—	1	$49
Provision	1,158	346	112	1,459	1,222	(1)	2	(158)	$4,140

Ending Balance:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335

Balance, Individually Evaluated	$18	$—	$—	$1,573	$—	$—	$—	$—	$1,591

Balance, Collectively Evaluated	$782	$310	$112	$1,037	$1,462	$3	$12	$26	$3,744

Financing receivables:
Ending Balance	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

Ending Balance: individually evaluated for impairment	$—	$—	$531	$11,223	$4,545	$167	$—	$—	$16,466

Ending Balance: collectively evaluated for impairment	$97,258	$29,640	$16,744	$34,568	$53,694	$917	$3,743	$4,183	$240,747

Ending Balance: loans acquired at fair value	$15,644	$6,999	$976	$505	$6,917	$—	$242	$2,338	$33,621

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

The following table illustrates certain disclosures required by ASC 310-10-50-29(b) at June 30, 2011.

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage Nonowner- Occupied	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:

Pass	$100,380	$35,893	$13,234	$17,140	$36,307	$273	$2,663	$4,208	$210,098

Watch	6,805	378	2,865	13,023	11,845	644	1,322	1,911	38,793

Special mention	1,002	127	1,030	1,593	9,573	—	—	163	13,488

Substandard	4,715	241	1,122	14,540	7,431	167	—	239	28,455

Total:	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

At June 30, 2011:

Age Analysis of Past Due Loans Receivable
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
	(In thousands)
Mortgage one-to-four family – owner occupied	$978	$995	$939	$2,912	$109,990	$112,902
Consumer	425	187	54	666	35,973	36,639
One- to four-family mortgage nonowner occupied	177	98	301	576	17,675	18,251
Multi-family mortgage nonowner occupied	—	—	—	—	46,296	46,296
Non-residential real estate mortgage – commercial and office buildings	732	307	—	1,039	64,117	65,156
Construction	0	—	—	0	1,084	1,084
Land	—	—	—	—	3,985	3,985
Commercial and agricultural	240	—	204	444	6,077	6,521
Total	$2,552	$1,587	$1,498	$5,637	$285,197	$290,834

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans For the year ended June 30, 2011 (As Restated)
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
(In thousands)
With an allowance recorded:
Mortgage – one-to-four family – owner occupied	$26	$44	$(18)	$2	$26
Consumer	—	—	—	—	—
One- to four-family nonowner- occupied	—	—	—	—	—
Multi-family nonowner-occupied	6,484	8,057	(1,573)	278	5,637
Non-residential real estate mortgage – commercial and office buildings	—	—	—	—	—

Construction	—	—	—	—	—

Land	—	—	—	—	—

Commercial and agricultural	—	—	—	—	—

Total	$6,510	$8,101	$(1,591)	$280	$5,663

	Impaired Loans For the year ended June 30, 2011 (As Restated)
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
		(In thousands)
Without an allowance recorded:
Mortgage – one-to-four family – owner occupied	$6,111	$6,301	$—	$148	$3,661
Consumer	—	—	—	—	—
One- to four-family nonowner- occupied	234	352	—	7	117
Multi-family nonowner-occupied	6,483	6,483	—	108	5,261
Non-residential real estate mortgage – commercial and office buildings	7,311	7,443	—	100	7,115

Construction	—	—	—	—	—

Land	—	—	—	—	—

Commercial and agricultural	—	—	—	—	—

Total	$20,139	$20,580	$—	$363	$16,174

	Impaired Loans For the year ended June 30, 2011 (As Restated)
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
		(In thousands)
Total:
Mortgage – one-to-four family – owner occupied	$6,137	$6,345	$(18)	$150	$3,687
Consumer	—	—	—	—	—
One- to four-family nonowner- occupied	234	352	—	7	117
Multi-family nonowner-occupied	12,967	14,541	(1,573)	386	10,898
Non-residential real estate mortgage – commercial and office buildings	7,311	7,443	—	100	7,115

Construction	—	—	—	—	—

Land	—	—	—	—	—

Commercial and agricultural	—	—	—	—	—

Total	$26,649	$28,681	$(1,591)	$643	$21,817

Impaired loans includes troubled debt restructurings with a principal balance of $24.9 million and a recorded investment of $23.8 million. The Bank did not have any investments in subprime loans at June 30, 2011. At June 30, 2010, as restated, the Bank had $20.5 million of impaired loans with a related allowance of $4.2 million.

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

The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Balance, June 30, 2009	$—
Additions	1,400
Balance, June 30, 2010	$1,400
Accretion	124

Balance, June 30, 2011	$1,276

NOTE 7 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at:

	June 30,
	2011	2010
	(In thousands)
One-to-four family	$—	$169
Multifamily
Land	340	340
Commercial real estate	—	—
Allowance for losses on real estate owned	(201)	(212)
	$139	$297

Activity in the allowance for losses on real estate owned is as follows:

	For the year ended June 30,
	(In thousands)
	2011	2010
Balance, beginning of period	$212	$704
Allowance for losses on real estate owned	—	510
Charged off upon sale of property	(11)	(1,002)
Balance, end of period	$201	$212

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30,
	(In thousands)
	2011	2010
Land and land improvements	$3,013	$2,977
Building and building improvements	4,759	4,898
Furniture and equipment	3,871	3,337
	11,643	11,212
Less: accumulated depreciation	4,247	3,699
	$7,396	$7,513

NOTE 9 – DEPOSITS

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

	For the years ended June 30,
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

NOTE 10 – GOODWILL AND ACQUISITION INTANGIBLES

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
$1,028

NOTE 11 – FAIR VALUES OF ASSETS AND LIABILITIES

The estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2011		2010
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
	(As Restated)
Financial assets:
Cash and interest bearing deposits	$31,159	$31,159	$32,023	$32,023
Investment securities available for sale	49,230	49,230	62,089	62,089
Investment securities held to maturity	564	564	631	631
Mortgage-backed securities	74,119	74,119	57, 238	57,238
Loans receivable and loans held for sale	285,877	288,198	307,601	302,969
Accrued interest receivable	1,972	1,972	2,290	2,290
Investment in FHLB stock	2,507	2,507	2,016	2,016

Financial liabilities:
Deposits	$413,091	$414,794	$430,180	$432,091
Accrued interest payable	47	47	126	126
FHLB advances	1,833	1,874	2,833	2,904
Off-balance sheet items	—	—	—	—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2011:
Mortgage-backed securities	$74,119	$—	$74,119	$—
U.S. Government corporations and agencies	28,856	—	28,856	—
Municipal bonds	20,244	—	20,244	—
Other equity securities	130	130	—	—
June 30, 2010:
Mortgage-backed securities	$57,238	$—	$57,238	$—
U.S. Government corporations and agencies	49,369	—	49,369	—
Municipal bonds	12,591	—	12,591	—
Other equity securities	129	129	—	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2011 (As Restated):
Other real estate owned	$139	$—	$139	$—
Loans available for sale	196	—	196	—
Impaired loans	25,202	—	25,202	—
June 30, 2010 (As Restated):
Other real estate owned	$297	$—	$297	$—
Loans held for sale	364	—	364	—
Impaired loans	20,520	—	20,520	—

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate cash flow analysis or other observable market prices. The Bank’s policy is that fair values for these assets are based on current appraisals or cash flow analysis.

NOTE 12 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and a blanket pledge agreement for qualifying first mortgage loans. The Bank had $1,833,000 and $2,833,000 in outstanding FHLB advances at June 30, 2011 and 2010, respectively. At June 30, 2011 and 2010, the Bank had only one advance from the FHLB. The original amount of the advance was $5,000,000 at a fixed interest rate of 3.2%. Principal payments of $83,000 are due on a monthly basis until the loan is paid in full in April 2013. Interest payments are also due at the time that the principal payment is made (in thousands).

2012	$1,000
2013	833
Total	$1,833

NOTE 13 – EMPLOYEE BENEFIT PLANS

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

NOTE 14 – STOCK-BASED COMPENSATION

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

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION

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

NOTE 16 – COMMITMENTS

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

NOTE 17 – RELATED PARTY TRANSACTIONS

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

NOTE 18 – REGULATORY CAPITAL

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

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
	(As Restated)
June 30, 2011
Tier 1 capital to risk-weighted assets	$45,709	16.22%	11,271	4%	16,906	6%
Total capital to risk-weighted assets	49,213	17.47%	22,416	8%	28,177	10%
Tier 1 capital to adjusted total assets	45,709	9.80%	18,665	4%	23,331	5%
Tangible capital to adjusted total assets	45,709	9.80%	6,999	1.5%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
	(As Restated)
June 30, 2010
Tier 1 capital to risk-weighted assets	$44,365	13.56%	13,087	4%	19,630	6%
Total capital to risk-weighted assets	47,233	14.30%	26,174	8%	32,717	10%
Tier 1 capital to adjusted total assets	44,365	9.12%	19,465	4%	24,331	5%
Tangible capital to adjusted total assets	44,365	9.12%	7,299	1.5%

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

Reconciliation of GAAP equity to regulatory capital is as follows for the Bank:

	June 30,
	2011	2010
	(In thousands)
	(As Restated)

GAAP equity	$49,820	$48,514
Intangible assets, net	(3,550)	(3,550)
Unrealized gain on securities available for sale	(506)	(550)
Disallowed servicing rights (10%)	(55)	(49)
Tier 1 capital	45,709	44,365
General allowance for loan losses	3,504	2,422
Tangible capital to adjusted total assets	$49,213	$47,233

NOTE 19 – INCOME TAXES

The components of the provision (benefit) for income taxes are summarized as follows:

	For the year ended June 30,
	2011	2010
	(In thousands)
	(As Restated)
Current tax expense (benefit):
Federal	$(971)	$695
State	(239)	134
	(1,210)	829

Deferred tax expense (benefit):
Federal	1,404	(1,209)
State	307	(189)
	1,711	(1,398)

	$501	$(569)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2011 and 2010 are as follows:

	June 30,
	2011	2010
	(In thousands)
	(As Restated)
Deferred tax assets arising from:
Loan loss reserve	$2,080	$3,162
Reserve for loss on real estate owned	79	84
Vacation and bonus accrual	303	285
Supplemental retirement	425	435
Stock-based compensation	251	331
Charitable contributions	63	274
Acquisition-related expenses	174	174
State depreciation differences	73	87
Amortization of intangible assets	43	—
Yield adjustment for purchased loans and deposits	513	608
Reserve for loss on deposit accounts	62	59
AMT credit carryforward	5	135
Unrealized gain in market value of loans held for sale	5	—
Post-retirement health care benefits	50	50

Total deferred tax assets	4,126	5,684

Valuation allowance	—	(190)

Deferred tax liabilities arising from:
Mortgage servicing rights	(214)	(186)
Depreciation	(393)	(223)
Deferred loan fees	(278)	(196)
Unrealized gain in market value of investments	(361)	(256)
Total deferred tax liabilities	(1,246)	(861)

Net deferred tax asset	$2,880	$4,633

During the year ended June 30, 2006, the Company contributed $1,858,000 to fund the UCB Charitable Foundation. The deduction for federal income tax purposes is limited to ten percent of federal taxable income. The non-deductible portion, which approximated $805,000 at June 30, 2010, remained unused and expired on June 30, 2011.

The rate reconciliation is as follows:

	For the year ended June 30,
	2011	2010
	(In thousands)
	(As Restated)
Federal income taxes (benefit) at statutory rate	$568	$(334)
State taxes, net of federal benefit and impact of future change in state tax rates	148	(36)
Deferred tax adjustment for vested restricted shares	40	—
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on Bank-owned life insurance	(93)	(96)
Non-deductible stock-based compensation	10	19
Tax exempt income	(203)	(137)
Expiration of charitable contribution	83	—
Non-cash charitable contribution	(53)	—
Other	1	15

	$501	$(569)

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

NOTE 20 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of United Community Bancorp (parent company only) as of June 30, 2011 and 2010, and the results of its operations and cash flows for the fiscal years ended June 30, 2011 and 2010 (all amounts in thousands):

 UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2011 and 2010

	2011	2010
	(As Restated)
ASSETS
Cash and cash equivalents	$1,502	$2,797
Securities available for sale – at estimated market value	130	128
Accrued interest receivable	78	89
Deferred income taxes	30	247
Prepaid expenses and other assets	2,679	2,376
Investment in United Community Bank	49,820	48,514
	54,239	54,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	93	97
Stockholders’ equity	54,146	54,054
	$54,239	$54,151

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2011 and 2010

	2011	2010
	(As Restated)
Interest income:
ESOP loan	$168	$189
Securities	8	9
Other income:
Equity (loss) in earnings of United Community Bank	1,350	(346)

Net revenue	1,526	(148)

Operating expenses:
Other operating expenses	333	295

Income (loss) before income taxes	1,193	(443)

Income tax expense (benefit)	23	(31)
Net income (loss)	$1,170	$(412)

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2011 and 2010

	2011	2010
	(As Restated)
Operating activities:
Net earnings (loss)	$1,170	$(412)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of United Community Bank	(1,350)	346
Shares committed to be released	(87)	212
Amortization and expense of stock-based compensation plans	157	204
Deferred income taxes	214	80
Effects of change in assets and liabilities	(5)	2,325

	99	2,755

Financing activities:
Purchase of treasury stock	(37)	(80)
Dividends paid to stockholders	(1,357)	(1,170)
	(1,394)	(1,250)

Net increase (decrease) in cash and cash equivalents	(1,295)	1,505
Cash and cash equivalents at beginning of year	2,797	1,292
Cash and cash equivalents at end of year	$1,502	$2,797

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2011 and 2010:

	For the year ended June 30, 2011
	(Dollars in thousands) (as restated)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$4,907	$4,876	$5,033	$5,030
Interest expense	1,233	1,286	1,433	1,635

Net interest income	3,674	3,590	3,600	3,395
Provision for loan losses	755	2,204	538	643

Net interest income (loss) after provision for loan losses	2,919	1,386	3,062	2,752

Other income	1,275	795	973	995
Other expense	3,082	2,949	3,204	3,251

Income (loss) before income taxes	1,112	(768)	831	496

Provision (benefit) for income taxes	316	(125)	131	179

Net income (loss)	$796	$(643)	$700	$317

	For the year ended June 30, 2010
	(Dollars in thousands)
	Fourth quarter (as restated)	Third quarter	Second quarter	First quarter

Interest income	$4,688	$4,716	$4,711	$4,821
Interest expense	1,594	1,542	1,588	1,705

Net interest income	3,094	3,174	3,123	3,116
Provision for loan losses	3,450	451	324	622

Net interest income (loss) after provision for loan losses	(356)	2,723	2,799	2,494

Other income	1,180	749	942	686
Other expense	3,346	2,908	3,069	2,875

Income (loss) before income taxes	(2,522)	564	672	305

Provision (benefit) for income taxes	(1,062)	214	196	83

Net income (loss)	$(1,460)	$350	$476	$222

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company’s management, including the Company’s principal executive and principal financial officers, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive and principal financial officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Item 8 in this Annual Report on Form 10-K/A. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only Management’s report in this report.

The Company experienced control deficiencies in the monitoring of certain loans and loan relationships. These control deficiencies resulted in the Company not properly identifying impaired loans and troubled debt restructurings under ASC 310-10-35 and ASC 310-40-35. The Company also experienced deficiencies in measuring impairment on impaired loans and troubled debt restructurings under ASC 310-10-35. These deficiencies primarily related to the reliance on required personal cash infusions of co-borrowers who were experiencing financial difficulties on troubled debt restructurings when determining the present value of future cash flows. For the year ended June 30, 2010, as part of the Company’s process to measure impairment on certain impaired loans, management relied on required personal cash infusions from co-borrowers that had been experiencing financial difficulties. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled “Analysis of Nonperforming and Classified Assets” for additional information on the financial difficulties experienced by the co-borrowers. Management has determined that relying on required personal cash infusions from co-borrowers who were experiencing financial difficulties in these circumstances was inconsistent with U.S. generally accepted accounting principles. As a result of these deficiencies, management, in consultation with Clark, Schaefer, Hackett & Co., determined that the Company had material weaknesses in internal control over financial reporting as it relates to both identifying troubled debt restructurings and impaired loans as well as the measurement of impairment at each of the dates and periods that are being restated.

Due to the material weaknesses in internal controls over financial reporting, the Company determined that the following previously issued consolidated financial statements of the Company should no longer be relied upon: (i) the audited consolidated financial statements at June 30, 2010 and 2011 and for the fiscal years then ended, as contained in the Annual Reports on Form 10-K for the fiscal years ended June 30, 2010 and June 30, 2011, and (ii) the unaudited consolidated financial statements at September 30, 2010, December 31, 2010, March 31, 2011 and December 31, 2011 and for the interim periods then ended, as contained in the Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2010, December 31, 2010, March 31, 2011 and December 31, 2011.

As a result of the restatement described in the Explanatory Note and in Note 1 of the Notes to Consolidated Financial Statements set forth in “Item 8 – Financial Statements and Supplementary Data” of Part II of this Form 10-K/A – Amendment No. 1, the Company’s management reevaluated the design and operation of the Company’s internal controls and procedures and determined that, as of June 30, 2011 and 2010, the Company’s internal controls over financial reporting were not effective with respect to the identification of troubled debt restructurings and impaired loans as well as the error in the calculation of the allowance for loan losses related to certain impaired loans.

The Company reviews its disclosure controls and procedures, which includes its internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. The Company has implemented process improvements in order to address the material weaknesses which resulted in the restatement of its financial statements. Specifically, in connection with the impairment calculation under ASC 310-10-35, management no longer relies on required personal cash infusions from co-borrowers who were experiencing financial difficulties. In addition the following monitoring controls have been implemented:

•	When calculating impairments under ASC 310-10-35 for non-collateral dependent loans, the contractual cash flows discounted at the original effective rate are used to determine the specific allocation.

•	Our monitoring of non-collateral dependent troubled debt restructurings and impaired loans has been enhanced to include a required review of the borrower’s cash flows, performed at least quarterly, which includes the review of rent rolls, financial statements, and tax returns.

•	Management has gained a further understanding of the accounting for troubled debt restructurings and impaired loans under ASC 310-10-35 and ASC 310-40-35 and the complexities involved. The Company has implemented a quarterly monitoring process as described above, to identify impaired loans and troubled debt restructurings in the proper period and to record impairment to reflect the proper fair value of the loan based on the known facts and circumstances up through the date the financial statements are issued.

Management has also hired a controller and an assistant controller to strengthen its accounting staff. As of the date of this filing, management believes that the enhancements to the Company’s internal controls and procedures over financial reporting have remediated the material weaknesses that existed as of June 30, 2011 and 2010.

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

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K/A and is also the Exhibit Index.

No.	Description

2.1	Amended and Restated Plan of Conversion and Reorganization, dated March 10, 2011 and amended and restated as of May 12, 2011 (1)

3.1	Charter of United Community Bancorp (2)

3.2	Amended and Restated Bylaws of United Community Bancorp (3)

4.1	Specimen Stock Certificate of United Community Bancorp (2)

10.1	United Community Bank Employee Stock Ownership Plan and Trust Agreement*(2)

10.2	Form of ESOP Loan Documents*(2)

10.3	United Community Bank 401(k) Profit Sharing Plan and Trust and Adoption Agreement*(2)

10.4	Amended and Restated United Community Bank Employee Severance Compensation Plan*(4)

10.5	Amended and Restated United Community Bank Supplemental Executive Retirement Plan*(4)

10.6	Amended and Restated Employment Agreement between United Community Bancorp and certain executive officers*(4)

10.7	Employment Agreement between United Community Bank and certain executive officers*(4)

10.8	United Community Bank Directors Retirement Plan*(2)

10.9	First Amendment to the United Community Bank Directors’ Retirement Plan (4)

10.10	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto*(2)

10.11	First Amendment to the United Community Bank Executive Supplemental Retirement Income Agreement (4)

10.12	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements*(2)

10.13	United Community Bancorp 2006 Equity Incentive Plan (5)

21	Subsidiaries (1)

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2011 (File No. 0-51800).
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on December 14, 2005 (File No. 333-130302).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2011 (File No. 0-51800).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No. 0-51800).
(4)	Incorporated herein by reference to Appendix C to the Company’s Proxy Statement filed with the SEC on October 5, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: April 26, 2012	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer (Duly Authorized Representative)

