Form 10-Q/A
period 2011-12-31
United Community Bancorp
filed 2012-04-26
CIK 1344970

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

Yes ☒                        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer☐     Accelerated filer☐     Non-accelerated filer☐   Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                        No ☒

As of February 10, 2012, there were 7,840,382 shares of the registrant’s common stock outstanding, of which 4,655,200 shares were held by United Community MHC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on February 14, 2012 (the “Original Filing”) to reflect the restatement of our unaudited consolidated financial statements for the quarterly periods ended December 31, 2011 and December 30, 2010, and for the years ended June 30, 2011 and 2010. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the Original Filing.

As previously discussed in a Form 8-K filed on March 29, 2012, on March 28, 2012, the Board of Directors of United Community Bancorp (the “Company”), determined that the following previously issued consolidated financial statements of the Company should no longer be relied upon: (i) the audited consolidated financial statements at June 30, 2010 and 2011 and for the fiscal years then ended, as contained in the Annual Reports on Form 10-K for the fiscal years ended, June 30, 2010 and June 30, 2011, and (ii) the unaudited consolidated financial statements at September 30, 2010, December 31, 2010, March 31, 2011 and December 31, 2011 and for the interim periods then ended, as contained in the Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2010, December 31, 2010, March 31, 2011 and December 31, 2011.

The Board of Directors arrived at this determination based on the recommendation of the Audit Committee of the Board of Directors and management, in consultation with Clark, Schaefer, Hackett & Co., the Company’s independent registered public accounting firm. The foregoing determination and consultation occurred in connection with the SEC staff’s review of the Registration Statement on Form S-1, as amended, filed by United Community Bancorp (an Indiana corporation) and the proposed new holding company for United Community Bank (the “Bank”) in connection with the second-step conversion of the Bank.

The restatements are the result of material weaknesses in internal control over financial reporting and the related correction of an error in calculating the provision for loan loss for the periods ended December 31, 2011 and December 30, 2010, and for the years ended June 30, 2011 and 2010. The Company experienced control deficiencies in the monitoring of certain loans and loan relationships. These control deficiencies resulted in the Company not properly identifying impaired loans and troubled debt restructurings under ASC 310-10-35 and ASC 310-40-35. The Company also experienced deficiencies in measuring impairment on impaired loans and troubled debt restructurings under ASC 310-10-35. These deficiencies primarily related to the reliance on required personal cash infusions of co-borrowers who were experiencing financial difficulties on troubled debt restructurings when determining the present value of future cash flows. For the periods ended December 31, 2011 and December 30, 2010, and for the years ended June 30, 2011 and 2010, as part of the Company’s process to measure impairment on certain impaired loans, management relied on required personal cash infusions from co-borrowers that had been experiencing financial difficulties. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled “Analysis of Nonperforming and Classified Assets” in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2012 for additional information on the financial difficulties experienced by the co-borrowers. Management has determined that relying on required personal cash infusions from co-borrowers who were experiencing financial difficulties in these circumstances was inconsistent with U.S. generally accepted accounting principles. As a result of these deficiencies, management, in consultation with Clark, Schaefer, Hackett & Co., determined that the Company had material weaknesses in internal control over financial reporting as it relates to identifying troubled debt restructurings and impaired loans as well as the measurement of impairment at each of the dates and periods that are being restated.

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

See Note 1 to the Company’s unaudited consolidated financial statements for additional disclosure.

UNITED COMMUNITY BANCORP

Table of Contents

		Page No.
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition at December 31, 2011 and
	June 30, 2011	4

	Consolidated Statements of Income for the Three and Six Month Periods
	Ended December 31, 2011 and 2010	5

	Consolidated Statements of Comprehensive Income for the Three and Six
	Month Periods Ended December 31, 2011 and 2010	6

	Consolidated Statements of Cash Flows for the Six Month Periods Ended
	December 31, 2011 and 2010	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	41

Part II. Other Information

Item 6.	Exhibits	43

Signatures		44

Part I. Financial Information

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	December 31, 2011	June 30, 2011
		(As Restated)
Assets
Cash and due from banks	$16,644	31,159
Investment securities:
Securities available for sale - at estimated market value	26,058	49,230
Securities held to maturity - at amortized cost	543	564
Mortgage-backed securities available for sale - at estimated market value	99,768	74,119

Loans receivable, net	285,709	285,877
Loans available for sale	307	196

Property and equipment, net	7,277	7,396
Federal Home Loan Bank stock, at cost	6,588	2,507
Accrued interest receivable:
Loans	1,245	1,291
Investments and mortgage-backed securities	601	681
Other real estate owned, net	645	139
Cash surrender value of life insurance policies	10,136	7,882
Deferred income taxes	2,746	2,880
Prepaid expenses and other assets	5,079	5,060
Goodwill	2,522	2,522
Intangible asset	949	1,028
Total assets	466,817	$472,531

Liabilities and Stockholders' Equity

Deposits	$407,443	413,091
Advance from FHLB	1,333	1,833
Accrued interest on deposits	36	44
Accrued interest on FHLB advance	2	3
Advances from borrowers for payment of insurance and taxes	302	230
Accrued expenses and other liabilities	2,925	3,184
Total liabilities	412,041	418,385

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued and 7,840,382 shares outstanding at December 31, 2011
and June 30, 2011	36	36
Additional paid-in capital	37,027	37,089
Retained earnings	26,959	26,435
Less shares purchased for stock plans	(2,581)	(2,775)
Treasury Stock, at cost - 623,618 shares at December 31, 2011 and June 30, 2011	(7,091)	(7,091)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	426	452

Total stockholders' equity	54,776	54,146

Total liabilities and stockholders' equity	$466,817	$472,531

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the three months ended December 31,		For the six months ended December 31,
(In thousands, except per share data)	2011	2010	2011	2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Interest income:
Loans	$3,999	$4,354	$7,897	$8,681
Investments and mortgage - backed securities	701	679	1,490	1,382
Total interest income	4,700	5,033	9,387	10,063
Interest expense:
Deposits	1,045	1,413	2,183	3,026
Borrowed funds	12	20	26	42
Total interest expense	1,057	1,433	2,209	3,068

Net interest income	3,643	3,600	7,178	6,995

Provision for loan losses	681	538	1,579	1,181

Net interest income after provision for loan losses	2,962	3,062	5,599	5,814

Other income:
Service charges	621	606	1,260	1,207
Gain on sale of loans	130	215	213	442
Gain on sale of investments	327	-	563	44
Gain (loss) on sale of other real estate owned	2	(27)	2	(25)
Income from Bank Owned Life Insurance	64	70	131	139
Other	61	109	162	161
Total other income	1,205	973	2,331	1,968

Other expense:
Compensation and employee benefits	1,695	1,687	3,431	3,358
Premises and occupancy expense	310	336	638	645
Deposit insurance premium	77	180	214	408
Advertising expense	114	117	207	218
Data processing expense	311	281	616	563
Acquisition expense	-	-	-	38
Other operating expenses	634	603	1,184	1,225
Total other expense	3,141	3,204	6,290	6,455

Income before income taxes	1,026	831	1,640	1,327

Income tax provision	314	131	452	310

Net income	$712	$700	$1,188	$1,017

Basic and diluted earnings per share	$0.09	$0.09	$0.16	$0.13

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the three months		For the six months
	ended December 31,		December 31,
	2011	2010	2011	2010
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Net income	$712	$700	$1,188	$1,017

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities	(537)	(716)	317	(445)

Reclassification adjustment for gains on available for sale securities included in income	(199)	-	(343)	(27)

Total comprehensive income (loss)	$(24)	(16)	$1,162	$545

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	(Unaudited)
	For the six months ended
	December 31,
(In thousands)	2011	2010
	(As Restated)	(As Restated)
Operating activities:
Net income	$1,188	$1,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	279	266
Amortization of intangible asset	79	217
Provision for loan losses	1,579	1,181
Deferred loan origination fees costs	(89)	(40)
Amortization of premium (discount) on investments	1,151	509
Proceeds from sale of loans	7,002	13,835
Loans disbursed for sale in the secondary market	(6,900)	(14,876)
Gain on sale of loans	(213)	(442)
Amortization of acquisition-related loan yield adjustment	-	(124)
Amortization of acquisition-related credit risk adjustment	-	(102)
Amortization of acquisition-related CD yield adjustment	(15)	(72)
Gain on sale of available for sale investment securities	(563)	(44)
(Gain) loss on sale of other real estate owned	(2)	25
ESOP shares committed to be released	84	(44)
Stock-based compensation expense	48	109
Deferred income taxes	151	(144)
Effects of change in operating assets and liabilities:
Accrued interest receivable	126	153
Prepaid expenses and other assets	(19)	326
Accrued interest on deposits	(8)	(40)
Accrued expenses and other	(260)	(226)

Net cash provided by operating activities	3,618	1,484

Investing activities:
Proceeds from maturity of available for sale investment securities	7,500	5,302
Proceeds from sale of available for sale investment securities	20,572	4,044
Proceeds from maturity of held to maturity securities	21	20
Proceeds from repayment of mortgage-backed securities available for sale	11,737	8,729
Proceeds from sale of mortgage-backed securities available for sale	31,012	-
Proceeds from sale of other real estate owned	10	180
Proceeds from sale of Federal Home Loan Bank stock	-	8
Purchases of mortgage-backed securities available for sale	(69,920)	(25,479)
Purchases of available for sale investment securities	(4,009)	(15,143)
Purchases of Federal Home Loan Bank stock	(4,081)	-
Net decrease (increase) in loans	(1,836)	10,085
Increase in cash surrender value of life insurance	(2,254)	(139)
Capital expenditures	(160)	(337)

Net cash used in investing activities	(11,408)	(12,730)

Financing activities:
Net decrease in deposits	(5,633)	(300)
Repayments of Federal Home Loan Bank advances	(500)	(500)
Dividends paid to stockholders	(664)	(701)
Net increase in advances from borrowers for payment of insurance and taxes	72	67

Net cash used in financing activities	(6,725)	(1,434)

Net decrease in cash and cash equivalents	(14,515)	(12,680)

Cash and cash equivalents at beginning of period	31,159	32,023

Cash and cash equivalents at end of period	$16,644	$19,343

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A amends our previously filed Form 10-Q for the quarterly periods ended December 31, 2011 and 2010. The restatement is the result of material weaknesses in internal control over financial reporting and the related correction of an error in calculating the provision for loan loss for the period ended December 31, 2011. The Company experienced control deficiencies in the monitoring of certain loans and loan relationships. These control deficiencies resulted in the Company not properly identifying impaired loans and troubled debt restructurings under ASC 310-10-35 and ASC 310-40-35. The Company also experienced deficiencies in measuring impairment on impaired loans and troubled debt restructurings under ASC 310-10-35. These deficiencies primarily related to the reliance on required personal cash infusions of co-borrowers who were experiencing financial difficulties on troubled debt restructurings when determining the present value of future cash flows. For the periods ended December 31, 2011 and December 30, 2010, and for the years ended June 30, 2011 and 2010, as part of the Company’s process to measure impairment on certain impaired loans, management relied on required personal cash infusions from co-borrowers that had been experiencing financial difficulties. Management has determined that relying on required personal cash infusions from co-borrowers who were experiencing financial difficulties in these circumstances was inconsistent with U.S. generally accepted accounting principles. As a result of these deficiencies, management, in consultation with Clark, Schaefer, Hackett & Co., determined that the Company had material weaknesses in internal control over financial reporting as it relates to identifying troubled debt restructurings and impaired loans as well as the measurement of impairment at each of the dates and periods that are being restated.

The portion of the loan loss provision being corrected relates to the Company’s determination that $296,000 of the provision for loan losses that was reported in the quarter ended December 31, 2011 should have been reported in the June 30, 2010 audited consolidated financial statements. The portion of the loan loss provision at issue relates to one troubled debt restructuring that was originally restructured in October 2010 and determined to be impaired as of June 30, 2010 in the restated June 30, 2010 financial statements. The December 31, 2010 restatement relates to certain loan loss provisions originally reported in the six months ended December 31, 2010 unaudited consolidated financial statements of $275,000. Accordingly, these provisions were reported in the restated June 30, 2010 audited consolidated financial statements. In connection with the above referenced consultations between management and Clark, Schaefer, Hackett & Co., management has determined that, in calculating the future cash flows of these loan relationships, it should not have included required cash infusions from co-borrowers who were experiencing financial difficulties. Because the required restatements solely relate to the timing and not the aggregate amount of the loan loss provisions recorded during the restatement periods, no additional loan loss provisions were required for any of these loans during the restatement periods.

These adjustments have no impact on the unaudited consolidated balance sheet as of December 31, 2011. The following discloses the impact of these adjustments on the audited consolidated balance sheet as of June 30, 2011:

	June 30, 2011
(in thousands)	As Previously Reported	Adjustment	As Restated

Loans receivable, net	$286,173	$(296)	$285,877

Deferred income tax asset	$2,765	$115	$2,880

Total assets	$472,712	$(181)	$472,531

Retained earnings	$26,616	$(181)	$26,435

Total stockholders’ equity	$54,327	$(181)	$54,146

The following discloses the impact of these adjustments on the consolidated statements of operations for the three and six month periods ended December 31, 2011 and 2010:

	Three month period ended	Six month period ended	Three month period ended	Six month period ended
	December 31, 2011	December 31, 2011	December 31, 2010	December 31, 2010
(in thousands)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
Net interest income	$3,643	$7,178	$3,600	$6,995
Provision for loan losses	977	1,875	737	1,456
Other income	1,205	995	973	1,968
Other expense	3,141	6,290	3,204	6,455
Income before taxes	$730	$1,344	$632	$1,052
Provision for income taxes	199	337	53	202
Net income	$531	$1,007	$579	$850

Earnings per common share:
Basic	$0.07	$0.13	$0.08	$0.11
Diluted	$0.07	$0.13	$0.08	$0.11

	Three month period ended	Six month period ended	Three month period ended	Six month period ended
	December 31, 2011	December 31, 2011	December 31, 2010	December 31, 2010
(in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net interest income	$3,643	$7,178	$3,600	$6,995
Provision for loan losses	681	1,579	538	1,181
Other income	1,205	2,331	973	1,968
Other expense	3,141	6,290	3,204	6,455
Income before taxes	$1,026	$1,640	$831	$1,327
Provision for income taxes	314	452	131	310
Net income	$712	$1,188	$700	$1,017

Earnings per common share:
Basic	$0.09	$0.16	$0.09	$0.13
Diluted	$0.09	$0.16	$0.09	$0.13

	Three month period ended	Six month period ended	Three month period ended	Six month period ended
	December 31,	December 31,	December 31,	December 31,
	2011	2011	2010	2010
(in thousands)	(amount of adjustment)	(amount of adjustment)	(amount of adjustment)	(amount of adjustment)
Net interest income	$-	$-	$-	$-
Provision for loan losses	(296)	(296)	(199)	(275)
Other income	-	-	-	-
Other expense	-	-	-	-
Income before taxes	$296	$296	$199	$275
Provision for income taxes	115	115	78	108
Net income	$181	$181	$121	$167

Earnings per common share:
Basis	$0.02	$0.03	$0.01	$0.02
Diluted	$0.02	$0.03	$0.01	$0.02

2.        BASIS OF PRESENTATION- The Company, a Federally-chartered corporation, is the mid-tier holding company for the Bank, which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. United Community MHC (the “MHC”), a Federally-chartered corporation, is the mutual holding company parent of the Company. At December 31, 2011, the MHC owned approximately 59% of the Company and must always own at least a majority of the voting stock of the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana. UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank. The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc, a wholly-owned subsidiary of United Community Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2011, which are included on the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2012.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

3.         PLAN OF CONVERSION AND REORGANIZATION – The Boards of Directors of the MHC and the Company adopted a Plan of Conversion and Reorganization (the “Plan”) on March 10, 2011 as amended and restated on May 12, 2011. Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Indiana corporation named United Community Bancorp. As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of United Community Bancorp, the new Indiana corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of United Community Bancorp common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering are completed, all of the capital stock of United Community Bank will be owned by United Community Bancorp, the Indiana corporation.

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

4.         EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) – As of December 31, 2011 and June 30, 2011, the ESOP owned 202,061 shares of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

5.         EARNINGS PER SHARE (EPS) –The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Basic weighted average outstanding shares	7,638,321	7,631,858	7,638,321	7,631,858
Effect of dilutive stock options	-	-	-	-
Diluted weighted average outstanding shares	7,638,321	7,631,858	7,638,321	7,631,858

6.         STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. No stock-based compensation awards were granted during the three and six month periods ended December 31, 2011 and 2010.

7.         DIVIDENDS – On October 27, 2011 and August 11, 2011, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.11 per share. The dividends, totaling $350,370 were paid on November 30, 2011 and August 31, 2011, respectively. United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2011	2010
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$-	$682
Interest	$2,218	$3,109

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$(26)	$(472)
Transfers of loans to other real estate owned	$514	$60

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

The estimated fair values of the Company’s financial instruments at December 31, 2011 and June 30, 2011 are as follows:

	December 31, 2011		June 30, 2011
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
			(As Restated)
	(In thousands)
Financial assets:
Cash and due from banks	$16,644	$16,644	$31,159	$31,159
Investment securities available for sale	26,058	26,058	49,230	49,230
Investment securities held to maturity	543	543	564	564
Mortgage-backed securities available for sale	99,768	99,768	74,119	74,119
Loans receivable and loans receivable held for sale	286,016	288,145	285,877	288,198
Accrued interest receivable	1,846	1,846	1,972	1,972
Investment in FHLB stock	6,588	6,588	2,507	2,507

Financial liabilities:
Deposits	$407,443	$409,471	$413,091	$414,794
Accrued interest payable	38	38	47	47
FHLB advance	1,333	1,358	1,833	1,874

Off-balance sheet items	$-	$-	$-	$-

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2011:
Mortgage-backed securities	$99,768	$-	$99,768	$-
U.S. Government corporations and agencies	6,528	-	6,528	-
Municipal bonds	19,400	-	19,400	-
Other equity securities	130	130	-	-
June 30, 2011:
Mortgage-backed securities	$74,119	$-	$74,119	$-
U.S. Government corporations and agencies	28,856	-	28,856	-
Municipal bonds	20,244	-	20,244	-
Other equity securities	130	130	-	-

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2011 (As Restated):
Other real estate owned	$645	$-	$645	$-
Loans held for sale	307	-	307	-
Impaired loans	26,957	-	26,957	-

June 30, 2011 (As Restated):
Other real estate owned	$139	$-	$139	$-
Loans held for sale	196	-	196	-
Impaired loans	25,202	-	25,202	-

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate, cash flow analysis or other observable market prices. The Bank’s policy is that fair values for these assets are based on current appraisals or cash flow analysis.

10.	INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$100,132	$272	$636	$99,768
U.S. Government corporations and agencies	6,514	14	-	6,528
Municipal bonds	18,262	1,144	6	19,400
Other equity securities	210	-	80	130
	$125,118	$1,430	$722	$125,826

Investment securities held to maturity at December 31, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$543	-	-	$543

Investment securities available for sale at June 30, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$73,827	$364	$72	$74,119
U.S. Government corporations and agencies	28,817	39	-	28,856
Municipal bonds	19,744	544	44	20,244
Other equity securities	210	-	80	130
	$122,598	$947	$196	$123,349

Investment securities held to maturity at June 30, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$564	$-	$-	$564

The mortgage-backed securities, callable bonds and municipal bonds available for sale have the following maturities at December 31, 2011:

	Amortized	Estimated
	cost	market value
	(In thousands)
Due or callable in one year or less	$6,514	$6,528
Due or callable in 1 - 5 years	75,796	75,655
Due or callable in 5 - 10 years	29,539	29,712
Due or callable in greater than 10 years	13,059	13,801
Total debt securities	$124,908	$125,696

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

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at December 31, 2011:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$74,093	$636	$-	$-	$74,093	$636
Municipal bonds	1,636	6	-	-	1,636	6
Other equity securities	-	-	130	80	130	80
	$75,729	$642	$130	$80	$75,859	$722
Number of investments	20		1		21

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the six month period ended December 31, 2011:

	Core Deposit Intangible	Goodwill
	(Dollars in thousands)

Balance at June 30, 2011	$1,028	$2,522
Amortization	(79)	-
Balance at December 31, 2011	$949	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of December 31, 2011:

January 1, 2012 through June 30, 2012	$80
2013	179
2014	142
2015	118
2016	118
2017 and thereafter	312
$949

12.	DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the three and six months ended December 31, 2011 (in thousands) (As Restated):

	One- to Four-Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, October 1, 2011:	$707	$311	$173	$3,248	$1,470	$3	$13	$23	$5,948
Charge offs	33	(3)	-	1,142	160	-	-	-	1,332
Recoveries	4	3	-	-	1	-	-	-	8
Provision	147	-	7	430	91	(1)	(1)	8	681
Ending Balance:	$825	$317	$180	$2,536	$1,402	$2	$12	$31	$5,305
Balance, July 1, 2011:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335
Charge offs	200	36	-	1,233	160	-	-	-	1,629
Recoveries	6	11	-	1	1	-	-	1	20
Provision	219	32	68	1,158	99	(1)	-	4	1,579
Ending Balance:	$825	$317	$180	$2,536	$1,402	$2	$12	$31	$5,305
Balance, Individually Evaluated	$18	$-	$8	$1,069	$145	$-	$-	$-	$1,240
Balance, Collectively Evaluated	$807	$317	$172	$1,467	$1,257	$2	$12	$31	$4,065
Financing receivables:
Ending Balance	$118,739	$36,981	$17,673	$43,290	$62,720	$707	$3,727	$6,780	$290,617

Ending Balance: individually evaluated for impairment	$4,669	$1,333	$477	$7,535	$4,441	$-	$-	$-	$18,455

Ending Balance: collectively evaluated for impairment	$98,547	$29,387	$16,310	$35,270	$51,990	$707	$3,559	$4,782	$240,552

Ending Balance: loans acquired with deteriorated credit quality	$15,523	$6,261	$886	$485	$6,289	$-	$168	$1,998	$31,610

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2011 (in thousands) (As Restated):

	One- to Four-Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2010:	$419	$908	$-	$3,159	$3,298	$4	$10	$221	$8,019
Charge offs	803	959	-	2,008	3,065	-	-	38	6,873
Recoveries	26	15	-	-	7	-	-	1	49
Provision	1,158	346	112	1,459	1,222	(1)	2	(158)	4,140
Ending Balance:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335
Balance, Individually Evaluated	$18	$-	$-	$1,573	$-	$-	$-	$-	$1,591
Balance, Collectively Evaluated	$782	$310	$112	$1,037	$1,462	$3	$12	$26	$3,744
Financing receivables:
Ending Balance	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

Ending Balance: individually evaluated for impairment	$-	$-	$531	$11,223	$4,545	$167	$-	$-	$16,466

Ending Balance: collectively evaluated for impairment	$97,258	$29,640	$16,744	$34,568	$53,694	$917	$3,743	$4,183	$240,747

Ending Balance: loans acquired with deteriorated credit quality	$15,644	$6,999	$976	$505	$6,917	$-	$242	$2,338	$33,621

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b).

Credit Risk Profile by Internally Assigned Grade

At December 31, 2011

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$105,524	$35,816	$12,444	$17,430	$30,779	$28	$2,681	$5,037	$209,739
Watch	7,051	789	3,304	9,886	15,372	479	1,007	1,349	39,237
Special mention	225	13	875	-	8,187	-	39	-	9,339
Substandard	5,939	363	1,050	15,974	8,382	200	-	394	32,302
Doubtful	-	-	-	-	-	-	-	-	-
Total:	$118,739	$36,981	$17,673	$43,290	$62,720	$707	$3,727	$6,780	$290,617

Credit Risk Profile by Internally Assigned Grade

At June 30, 2011

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$100,380	$35,893	$13,234	$17,140	$36,307	$273	$2,663	$4,208	$210,098
Watch	6,805	378	2,865	13,023	11,845	644	1,322	1,911	38,793
Special mention	1,002	127	1,030	1,593	9,573	-	-	163	13,488
Substandard	4,715	241	1,122	14,540	7,431	167	-	239	28,455
Total:	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At December 31, 2011

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$2,631	$430	$934	$3,995	$114,744	$118,739
Consumer	240	14	143	397	36,584	36,981
One- to Four- Family Non-Owner Occupied Mortgage	511	44	3	558	17,115	17,673
Multifamily Residential Real Estate Mortgage	-	-	-	-	43,290	43,290
Non-Residential Real Estate	308	217	984	1,509	61,211	62,720
Construction	-	-	-	-	707	707
Land	81	40	-	121	3,606	3,727
Commercial and Agricultural	97	92	267	456	6,324	6,780
Total	$3,868	$837	$2,331	$7,036	$283,581	$290,617

Age Analysis of Past Due Loans Receivable

At June 30, 2011

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$978	$995	$939	$2,912	$109,990	$112,902
Consumer	425	187	54	666	35,973	36,639
One- to Four- Family Non-Owner Occupied Mortgage	177	98	301	576	17,675	18,251
Multifamily Residential Real Estate Mortgage	—	—	—	—	46,296	46,296
Non-Residential Real Estate	732	307	—	1,039	64,117	65,156
Construction	—	—	—	—	1,084	1,084
Land	—	—	—	—	3,985	3,985
Commercial and Agricultural	240	—	204	444	6,077	6,521
Total	$2,552	$1,587	$1,498	$5,637	$285,197	$290,834

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

				For the three months ended December 31, 2011		For the six months ended December 31, 2011
				(As Restated)		(As Restated)
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$54	$72	$18	$1	$54	$2	$64
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	477	486	8	7	481	14	481
Multifamily Residential Real Estate Mortgage	4,020	5,089	1,069	62	4,031	137	4,129
Non-Residential Real Estate	3,250	3,395	145	14	3,310	29	3,327
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$7,801	$9,042	$1,240	$84	$7,876	$182	$8,001

Impaired Loans

				For the three months ended December 31, 2011		For the six months ended December 31, 2011
				(As Restated)		(As Restated)
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$4,984	$5,436	$-	$27	$4,772	$54	$4,379
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	41	69	-	1	129	2	137
Multifamily Residential Real Estate Mortgage	9,608	10,142	-	89	9,197	180	9,317
Non-Residential Real Estate	4,323	4,580	-	23	4,341	50	4,032
Construction	200	200	-	1	199	2	183
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$19,156	$20,427	$-	$141	$18,548	$288	$17,950

Impaired Loans

				For the three months ended December 31, 2011		For the six months ended December 31, 2011
				(As Restated)		(As Restated)
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$5,038	$5,508	$18	$28	$4,826	$56	$4,443
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	518	555	8	8	520	16	520
Multifamily Residential Real Estate Mortgage	13,628	15,231	1,069	151	13,228	317	13,446
Non-Residential Real Estate	7,573	7,975	145	37	7,651	79	7,359
Construction	200	200	-	1	199	2	183
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$26,957	$29,469	$1,240	$225	$26,424	$470	$25,951

For the year ended June 30, 2011
(As Restated)
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$26	$44	$18	$1	$26
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	6,484	8,057	1,573	80	5,637
Non-Residential Real Estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$6,510	$8,101	$1,591	$81	$5,663

				For the year ended June 30, 2011
				(As Restated)
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
Without a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$6,111	$6,301	$-	$-	$3,661
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	234	352	-	-	117
Multifamily Residential Real Estate Mortgage	6,483	6,483	-	-	5,261
Non-Residential Real Estate	7,311	7,443	-	-	7,115
Construction	-	-	-	-	-
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$20,139	$20,580	$-	$-	$16,174

				For the year ended June 30, 2011
				(As Restated)
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$6,137	$6,345	$18	$-	$3,687
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	234	352	-	-	117
Multifamily Residential Real Estate Mortgage	13,459	14,824	1,573	-	10,898
Non-Residential Real Estate	7,310	7,443	-	-	7,115
Construction	-	-	-	-	-
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$26,944	$28,681	$1,591	$-	$21,817

The Bank did not have any investments in subprime loans at December 31, 2011. Impaired loans at December 31, 2011 included troubled debt restructurings with an aggregate principal balance of $26.2 million and a recorded investment of $24.4 million. See Note 13 for more discussion on troubled debt restructurings.

13.       TROUBLED DEBT RESTRUCTURINGS - From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring (“TDR”) when we determine that greater economic value will ultimately be recovered under the new restructured terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are accounted for as set forth in ASC 310-40 Troubled Debt Restructurings by Creditors (“ASC 310-40”). A TDR may be on non-accrual or it may accrue interest. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be placed on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification, the loan is restructured at a market rate and management determines that principal and interest under the new terms are fully collectible. All TDRs are considered to be impaired loans. A TDR will be removed from TDR classification if it is restructured at a market rate, is not impaired under restructured terms and has been performing for at least twelve months.

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

During the quarter ended March 31, 2011, we began restructuring loans into a split note or Note A/Note B format. With respect to a particular loan relationship, upon performing a global analysis of the relationship with the borrower, the terms of Note A are calculated using current financial information to determine the amount of payment at which the borrower would have a debt service coverage ratio of 1.5x or better. The resulting payment is calculated based upon a 30 year amortization period, then fixed for two years, with the loan maturing at the end of the two year period. The amount for Note B is the difference between Note A and the original amount to be refinanced, plus all other expenses necessary to restructure the loans. The Note B bears the same interest rate and balloon term as Note A, but no principal or interest payments are due until maturity. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off at the time of issuance of the Note B. Note A is treated as any other troubled debt restructuring and initially is placed on non-accrual. Generally, Note A may return to accrual status after a history of performance in accordance with the restructured terms of at least six consecutive months is established.

The following tables summarize TDRs by loan type and accrual status.

	At December 31, 2011 (As Restated)
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to Four-Family residential real estate	$3,691	$2,914	$6,605	$27	$6,288	33	$6,034
One- to Four- Family non-owner	-	-	-	-	-	-	-
Multifamily residential real estate	5,371	7,725	13,096	669	11,894	12	11,708
Nonresidential real estate	6,525	738	7,263	145	6,995	7	6,870
Construction	200	-	200	-	200	1	100
Commercial & Agricultural	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total	$15,787	$11,377	$27,164	$841	$25,377	53	$24,712

	At June 30, 2011 (As Restated)
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to Four-Family residential real estate	$4,128	$1,653	$5,781	$-	$5,781	34	$3,474
Multifamily residential real estate	2,041	10,358	12,399	1,173	11,226	11	7,800
Nonresidential real estate	2,599	4,146	6,745	-	6,745	7	4,976
Total	$8,768	$16,157	$24,925	$1,173	$23,752	52	$16,250

Interest income recognized on TDRs is as follows:

	For the three months	For the six months
	ended December 31, 2011	ended December 31, 2011

One-to Four-Family residential real estate	$36	$71
Multifamily residential real estate	115	232
Nonresidential real estate	37	79
Construction	1	2
Commercial	-	-
Consumer	-	-
Total	$189	$384

At December 31, 2011, the Bank had 53 loans with a recorded investment totaling $25.4 million that qualified as TDRs, and has reserved for losses on these loans of $841,000. At December 31, 2011, TDRs with no related allowance totaled $18.5 million and TDRs with a related allowance totaled $6.9 million. At December 31, 2011, the Bank had no other commitments to lend on its TDRs. At June 30, 2011, the Bank had 52 loans totaling $23.8 million that qualified as TDRs, and has reserved for losses on these loans of $1.2 million. At June 30, 2011, TDRs with no related allowance totaled $20.9 million and TDRs with a related allowance totaled $2.9 million. Management continues to monitor the performance of loans classified as TDRs.

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

The following table is a roll forward of activity in our TDRs:

	Three Months Ended December 31, 2011 (As Restated)		Six Months Ended December 31, 2011 (As Restated)
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$23,408	44	$23,752	52
Additions to TDRs	2,174	4	2,893	5
Removal of TDRs(1)	-	-	(683)	(4)
Payments	(205)	-	(585)	-
Ending balance	$25,377	48	$25,377	53

(1) TDRs that are performing (at least twelve months), restructured at a market interest rate and not impaired under the restructured terms were removed from the TDR classification.

The following table provides a summary of the loans that were restructured as TDRs during the three months ended December 31, 2011:

				Allocation of allowance for loan loss
	Number of Modifications	Recorded investment prior to restructuring	Recorded investment after restructuring	Prior to restructuring	After restructuring
(Dollar amount in thousands)
Mortgage One- to Four- Family - Owner-Occupied	2	$443	$431	$-	$-
Non-Residential Real Estate	1	722	615	93	-
Multifamily Residential Real Estate Mortgage	1	1,543	1,128	-	-

Totals	4	$2,708	$2,174	$93	$-

The following table provides a summary of the loans that were restructured as TDRs during the six months ended December 31, 2011:

				Allocation of allowance for loan loss
	Number of Modifications	Recorded investment prior to restructuring	Recorded investment after restructuring	Prior to restructuring	After restructuring
(Dollar amount in thousands)
Mortgage One- to Four- Family - Owner-Occupied	3	$1,280	$1,150	$-	$-
Non-Residential Real Estate	1	722	615	93	-
Multifamily Residential Real Estate Mortgage	1	1,543	1,128	-	-

Totals	5	$3,545	$2,893	$93	$-

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

The Company considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. During the period ended December 31, 2011 the Company had one one-to-four family loan subsequently default after modification. The recorded investment in the loan at the time of default was approximately $81,000. The Company does not anticipate any further loss on the loan and the default of this loan had no impact on the allowance for loan losses for the period.

14.	EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.

Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2012, which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: the allowance for loan losses and the valuation of deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; and value of collateral. Inherent loss factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 2 and 6 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2012.

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

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

Total assets were $466.8 million at December 31, 2011, compared to $472.5 million at June 30, 2011. Total assets decreased $5.7 million, or 1.2%, as a result of a $14.5 decrease in cash partially offset by increases in investment securities of $2.5 million, Federal Home Loan Bank (“FHLB”) stock of $4.1 million and bank owned life insurance (“BOLI”) of $2.3 million. The increase in investment securities was primarily due to purchases of mortgage-backed securities offset by sales of other available for sale securities. The increase in FHLB stock was attributable to the Bank’s desire to increase its borrowing capacity with the FHLB, which in turn required the increased investment. BOLI was increased to offset and recover existing benefit expenses. The decrease in cash is the result of funding the increases in these other assets in addition to a $5.6 million decrease in deposits.

Total liabilities were $412.0 million at December 31, 2011, compared to $418.4 million at June 30, 2011. The decrease was primarily the result of a $9.4 million decrease in municipal deposits partially offset by a $3.8 million increase in deposits other than municipal deposits. The decrease in municipal deposits results from the Bank’s decision to reduce its reliance on municipal deposits and other higher cost deposits, as well a the normal cyclical cash flow needs of the municipalities.

Total stockholders’ equity was $54.8 million at December 31, 2011, compared to $54.1 million at June 30, 2011. The increase was primarily the result of net income of $1.2 million, partially offset by dividends paid of $664,000. At December 31, 2011, the Bank was considered “well-capitalized” under applicable regulatory requirements.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2011 and 2010

General. Net income increased $12,000 for the quarter ended December 31, 2011, compared to the same period in the prior year. Net income for the six months ended December 31, 2011 was $1.2 million compared to $1.0 million for the six months ended December 31, 2010.

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

Net interest income remained flat at $3.6 million for the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010. A decrease of $333,000 in interest income was offset by a $376,000 decrease in interest expense. The decrease in interest income was primarily the result of a $15.6 million decrease in average outstanding loans combined with a decrease in the average rate earned on loans from 5.78% to 5.60%. The decrease in interest expense was primarily the result of a $27.2 million decrease in average deposits combined with a decrease in the average interest rate paid on deposits from 1.28% to 1.01%. Changes in interest rates are reflective of decreases in overall market rates. Average deposits decreased primarily due to decreases in municipal deposits.

Net interest income increased $183,000, or 2.62%, to $7.2 million for the six months ended December 31, 2011 as compared to $7.0 million for the six months ended December 31, 2010. A decrease of $859,000 in interest expense was partially offset by a $676,000 decrease in interest income. The decrease in interest income was primarily the result of a $17.7 million decrease in average outstanding loans combined with a decrease in the average rate earned on loans from 5.73% to 5.54%. The decrease in interest expense was primarily the result of a $23.0 million decrease in average deposits combined with a decrease in the average interest rate paid on deposits from 1.39% to 1.06%. Changes in interest rates are reflective of decreases in overall market rates.

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

	Three Months Ended December 31, (As Restated)						Six Months Ended December 31, (As Restated)
	2011			2010			2011			2010
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$285,480	$3,999	5.60%	$301,091	$4,354	5.78%	$285,216	$7,897	5.54%	$302,965	$8,681	5.73%
Investment and mortgage backed securities	129,101	698	2.16	126,960	672	2.12	129,916	1,484	2.28	125,052	1,370	2.19
Other interest-earning assets	20,904	3	0.06	42,857	7	0.07	21,913	6	0.05	38,203	12	0.06
	435,485	4,700	4.32	470,908	5,033	4.28	437,045	9,387	4.30	466,220	10,063	4.32
Noninterest-earning assets	37,491			30,302			35,833			30,539
Total assets	$472,976			$501,210			$472,878			$496,759

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	144,690	130	0.36	157,909	199	0.50	145,263	305	0.42	157,610	483	0.61
Passbook accounts (1)	70,919	61	0.34	62,994	71	0.45	70,776	129	0.36	59,477	135	0.45
Certificates of deposit (1)	197,575	854	1.73	219,526	1,143	2.08	196,984	1,749	1.78	218,980	2,408	2.20
Total interest-bearing deposits	413,184	1,045	1.01	440,429	1,413	1.28	413,023	2,183	1.06	436,067	3,026	1.39
FHLB advances	1,458	12	3.29	2,458	20	3.25	1,583	26	3.28	2,584	42	3.25
Total interest-bearing liabilities	414,642	1,057	1.02	442,887	1,433	1.29	414,606	2,209	1.07	438,651	3,068	1.40
Noninterest bearing liabilities	3,741			3,894			3,794			3,919
Total liabilities	418,383			446,781			418,400			442,570
Stockholders' equity	54,593			55,779			54,478			54,189
Total liabilities and stockholders' equity	$472,976			$502,560			$472,878			$496,759
Net interest income		$3,643			$3,600			$7,178			$6,995
Interest rate spread			3.30%			2.98%			3.23%			2.92%
Net interest margin (annualized)			3.35%			3.06%			3.28%			3.00%
Average interest-earning assets to average interest-bearing liabilities			105.03%			106.33%			105.41%			106.28%

(1) Includes municipal deposits

Provision for Loan Losses. The restated provisions for loan losses was $681,000 for the quarter ended December 31, 2011, compared to $538,000 for the same quarter in the prior year. The restated provisions for loan losses was $1.6 million for the six months ended December 31, 2011, compared to $1.2 million for the same period in the prior year. Management evaluates the adequacy of the Bank’s allowance for loan losses at least quarterly. As part of this evaluation, management considers the amounts and types of loans, concentrations, the value of underlying collateral, current economic conditions, historical charge-offs, and other relevant information, such as the size of the overall portfolio and the financial condition of the borrowers. The increase in the provision for loan losses primarily relates to impairment charges in the multi-family real estate loans.

For more information on how the Company reviews its allowance for loan losses and determines any necessary provision see, “Critical Accounting Policies – Allowance for Loan Losses.”

The following table provides information with respect to our recorded investment in nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At December 31, 2011 (As Restated)	At June 30, 2011 (As Restated)	% Change
	(Dollars in thousands)
Nonaccrual loans:
One- to-four-family residential real estate	$1,619	$1,652	(2.0)%
Multi-family	1,735	1,742	(0.4)
Nonresidential real estate and land	996	566	76.0
Construction	-	-	-
Commercial	359	240	50.0
Consumer	363	240	51.3

Total nonaccrual loans	5,072	4,440	14.2

Nonaccrual restructured loans:
One- to-four-family residential real estate	$2,624	$1,653	58.7%
Multi-family	7,192	10,358	(30.6)
Nonresidential real estate and land	615	4,146	(85.2)
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

Total nonaccrual restructured loans	10,431	16,157	(35.4)

Total nonperforming loans	15,503	20,597	(24.7)
Real estate owned	645	139	364.0

Total nonperforming assets	$16,148	$20,736	(22.1)
Accruing restructured loans	15,787	8,768	80.1

Accruing restructured loans and nonperforming assets	$31,935	$29,504	8.2

Total nonperforming loans to total loans	5.33%	7.08%	(24.7)
Total nonperforming loans to total assets	3.32%	4.36%	(23.9)
Total nonperforming assets to total assets	3.46%	4.39%	(21.2)

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

A discussion of the most significant troubled debt restructurings, all of which were on nonaccrual status at the beginning of the quarter ended September 30, 2011, follows. The status of each of these troubled debt restructurings at December 31, 2011 is noted below. Management monitors the performance of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings. A more detailed discussion of these loan relationships is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled “Analysis of Nonperforming and Classified Assets” in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2012.

•	Loan Relationship A. This relationship consists of three loans with a total carrying value of $6.4 million prior to its restructuring. One loan is secured by a first mortgage on an apartment complex near a college campus, another is secured by a first mortgage on two mobile home parks, and the last is secured by the first mortgage on another apartment complex. All three loans are included in the above table as “Accruing restructured loans” at December 31, 2011 and “Nonaccrual restructured loans” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family residential real estate”, “Substandard” at December 31, 2011 and June 30, 2011. The total loan balance at December 31, 2011 for this relationship was $5.2 million. This relationship was performing in accordance with its restructured terms at December 31, 2011 and, because it performed in accordance with its restructured terms for at least six consecutive months, was reported as accrual status.

•	Loan Relationship B. The loans comprising Loan Relationship B, totaling $2.6 million, are secured by a first mortgage on two separate retail strip shopping centers and a single purpose commercial use property. All the loans are included in the above table as “Accruing restructured loans” at December 31, 2011 and “Nonaccrual restructured loans,” “Nonresidential real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Nonresidential real estate, Substandard” at December 31, 2011 and June 30, 2011. This relationship was performing in accordance with its restructured terms at December 31, 2011 and because the loan has performed in accordance with its restructured terms for at least six consecutive months, the loan has been reported as accrual status.

•	Loan Relationship C. This loan relationship is secured by a first mortgage on a single-family home, a 24-unit apartment complex, one- to four-family residential properties and several residential building lots. The relationship is included in the above table as “Accrual restructured loans, multi-family real estate” at December 31, 2011 and “Nonaccrual restructured loans, multi-family real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family real estate, Substandard” at December 31, 2011 and June 30, 2011. The loan balance at December 31, 2011 for this relationship was $1.5 million. This relationship was performing in accordance with its restructured terms at December 31, 2011 and, because the loan has performed in accordance with its restructured terms for at least six consecutive months the loan has been reported as accrual status.

•	Loan Relationship D. The loan comprising Loan Relationship D is secured by a first mortgage on a 62-unit apartment complex near a college campus. The loan was made in 2008 to an experienced property manager who made major improvements to the property. The loan required interest only payments through December 2011. The borrower has completed renovations to the property and the cash flow of the property has improved, supporting the carrying value of the loan. At December 31, 2011, the carrying value of this loan was $1.3 million. In December 2011, this loan was restructured into a split Note A/Note B. The $1.3 million carrying value was restructured at a market rate of interest on a 30 year amortizing note with a two year balloon. Note B in the amount of $.4 million was restructured at a below market rate of interest with no payments for two years and a balloon payment due after 2 years. Note B was fully reserved prior to the restructuring and was charged off in December 2011. This charge off had no impact to the allowance for loan loss at December 31, 2011. The loan was on nonaccrual status at both December 31, 2011 and June 30, 2011.

•	Loan Relationship E. This relationship has an aggregate carrying value of $550,000 at December 31, 2011, and was secured by nonresidential real estate. These loans are included in the above table as “Accruing restructured loans” at December 31, 2011 and “Nonaccrual restructured loans, nonresidential real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Nonresidential real estate, Substandard” at December 31, 2011 and June 30, 2011. This relationship was performing in accordance with its restructured terms at December 31, 2011 and because the loan has performed in accordance with its restructured terms for at least six consecutive months, the loans are reported as accrual status.

•	Loan Relationship F. This loan relationship had an aggregate carrying value of $465,000 at December 31, 2011. These loans are secured by single-family and multifamily residential real estate. These loans are included in the above table as “Accruing restructured loans” at December 31, 2011 and “Nonaccrual restructured loans, multi-family real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family real estate, Substandard” at December 31, 2011 and June 30, 2011. This loan relationship was performing in accordance with its restructured terms for at least six consecutive months at December 31, 2011 and, as a result, the loans are reported as accrual status.

Other Income. The following table summarizes other income for the three and six months ended December 31, 2011 and 2010.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)

Service charges	$621	$606	2.5%	$1,260	$1,207	4.4%
Gain on sale of loans	130	215	(39.5)	213	442	(51.8)
Gain on sale of investments	327	-	100.0	563	44	1,179.5
Loss on sale of other real estate owned	2	(27)	(107.4)	2	(25)	(108.0)
Income from Bank Owned Life Insurance	64	70	(8.6)	131	139	(5.8)
Other	61	109	(44.0)	162	161	0.6
Total	$1,205	$973	23.8	$2,331	$1, 968	18.4

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

Other Expense. The following table summarizes other expense for the three and six months ended December 31, 2011 and 2010.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)

Compensation and employee benefits	$1,695	$1,687	0.5%	$3,431	$3,358	2.2%
Premises and occupancy expense	310	336	(7.7)	638	645	(1.1)
Deposit insurance premium	77	180	(57.2)	214	408	(47.5)
Advertising expense	114	117	(2.6)	207	218	(5.0)
Data processing expense	311	281	10.7	616	563	9.4
Acquisition expense	-	-	-	-	38	(100.0)
Other	634	603	5.1	1,184	1, 225	(3.3)
Total	$3,141	$3,204	(2.0)	$6,290	$6,455	(2.6)

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

Income Taxes. The provision for income taxes was $314,000 for the quarter ended December 31, 2011 compared to $131,000 for the same period in 2010. The provision for income taxes was $452,000 for the six months ended December 31, 2011 compared to $310,000 for the same period in 2010. The increase in expense for the three and six month periods is primarily due to an increase in income before income taxes as well as a receipt of a prior period state tax refund during the 2010 period.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 30, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 17 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2012.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2011:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2011 (unaudited)
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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on April 26, 2012. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

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

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets

Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$57,800	$(2,177)	(4)%	12.00%	(24	)bps
200	59,870	(108)	-	12.33	9
100	60,689	712	1	12.42	18
50	60,345	367	1	12.33	9
0	59,978	-	-	12.24	-
(50)	59,179	(799)	(1)	12.08	(16)
(100)	58,671	(1,306)	(2)	11.98	(26)

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

The Company experienced control deficiencies in the monitoring of certain loans and loan relationships. These control deficiencies resulted in the Company not properly identifying impaired loans and troubled debt restructurings under ASC 310-10-35 and ASC 310-40-35. The Company also experienced deficiencies in measuring impairment on impaired loans and troubled debt restructurings under ASC 310-10-35. These deficiencies primarily related to the reliance on required personal cash infusions of co-borrowers who were experiencing financial difficulties on troubled debt restructurings when determining the present value of future cash flows. For the periods ended December 31, 2011 and 2010, and for the years ended June 30, 2011 and 2010, as part of the Company’s process to measure impairment on certain impaired loans, management relied on required personal cash infusions from co-borrowers that had been experiencing financial difficulties. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled “Analysis of Nonperforming and Classified Assets” in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2012 for additional information on the financial difficulties experienced by the co-borrowers. Management has determined that relying on required personal cash infusions from co-borrowers who were experiencing financial difficulties in these circumstances was inconsistent with U.S. generally accepted accounting principles. As a result of these deficiencies, management, in consultation with Clark, Schaefer, Hackett & Co., determined that the Company had material weaknesses in internal control over financial reporting as it relates to identifying troubled debt restructurings and impaired loans as well as the measurement of impairment at each of the dates and periods that are being restated.

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

As a result of the restatement described in the Explanatory Note and in Note 1 of the Notes to Unaudited Consolidated Financial Statements set forth in “Item I – Financial Statements” of Part I of this Form 10-Q/A – Amendment No. 1, the Company’s management reevaluated the design and operation of the Company’s internal controls and procedures and determined that, as of December 31, 2011 and 2010 and June 30, 2011 and 2010, the Company’s internal controls over financial reporting were not effective with respect to the identification of troubled debt restructurings and impaired loans as well as the error in the calculation of the allowance for loan losses related to certain impaired loans.

The Company reviews its disclosure controls and procedures, which includes its internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. The Company has implemented process improvements in order to address the material weaknesses which resulted in the restatement of its financial statements. Specifically, in connection with the impairment calculation under ASC 310-10-35, management no longer relies on required cash flows from co-borrowers who were experiencing financial difficulties. In addition the following monitoring controls have been implemented:

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

Management has also hired a controller and an assistant controller to strengthen its accounting staff. As of the date of this filing, management believes that the enhancements to the Company’s internal controls and procedures over financial reporting have remediated the material weaknesses that existed as of December 31, 2011 and 2010 and June 30, 2011 and 2010.

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended June 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: April 26, 2012	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: April 26, 2012	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer
and Treasurer

