Form 10-Q
period 2012-03-31
United Community Bancorp
filed 2012-05-15
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

As of May 10, 2012, there were 7,834,782 shares of the registrant’s common stock outstanding, of which 4,655,200 shares were held by United Community MHC.

UNITED COMMUNITY BANCORP

Part I. Financial Information

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	March 31, 2012	June 30, 2011
Assets

Cash and due from banks	$32,375	31,159
Investment securities:
Securities available for sale - at estimated market value	29,539	49,230
Securities held to maturity - at amortized cost	493	564
Mortgage-backed securities available for sale - at estimated market value	120,126	74,119

Loans receivable, net	284,415	285,877
Loans available for sale	-	196

Property and equipment, net	7,144	7,396
Federal Home Loan Bank stock, at cost	6,588	2,507
Accrued interest receivable:
Loans	1,173	1,291
Investments and mortgage-backed securities	599	681
Other real estate owned, net	328	139
Cash surrender value of life insurance policies	10,108	7,882
Deferred income taxes	2,433	2,880
Prepaid expenses and other assets	4,862	5,060
Goodwill	2,522	2,522
Intangible asset	909	1,028
Total assets	503,614	$472,531

Liabilities and Stockholders' Equity

Deposits	$433,646	413,091
Advances from FHLB	11,083	1,833
Accrued interest on deposits	34	44
Accrued interest on FHLB advance	8	3
Advances from borrowers for payment of insurance and taxes	483	230
Accrued expenses and other liabilities	3,003	3,184
Total liabilities	448,257	418,385

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued at March 31, 2012 and June 30, 2011; 7,834,782 and 7,840,382
shares outstanding at March 31, 2012 and June 30, 2011, respectively	36	36
Additional paid-in capital	36,995	37,089
Retained earnings	27,067	26,435
Less shares purchased for stock plans	(2,507)	(2,775)
Treasury Stock, at cost - 629,218 shares at March 31, 2012 and 623,628 shares at June 30, 2011	(7,122)	(7,091)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	888	452

Total stockholders' equity	55,357	54,146

Total liabilities and stockholders' equity	$503,614	$472,531

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands, except per share data)	2012	2011	2012	2011
		(As Restated)		(As Restated)
Interest income:
Loans	$3,575	$4,140	$11,472	$12,821
Investments and mortgage - backed securities	715	736	2,205	2,118
Total interest income	4,290	4,876	13,677	14,939
Interest expense:
Deposits	996	1,273	3,179	4,299
Borrowed funds	29	13	55	55
Total interest expense	1,025	1,286	3,234	4,354

Net interest income	3,265	3,590	10,443	10,585

Provision for loan losses	333	2,204	1,912	3,385

Net interest income after
provision for loan losses	2,932	1,386	8,531	7,200

Other income:
Service charges	569	558	1,829	1,765
Gain on sale of loans	109	18	322	460
Gain on sale of investments	94	88	657	132
Gain (loss) on sale of other real estate owned	(2)	-	-	(25)
Income from Bank Owned Life Insurance	86	68	217	207
Other	32	63	194	224
Total other income	888	795	3,219	2,763

Other expense:
Compensation and employee benefits	1,755	1,593	5,186	4,951
Premises and occupancy expense	326	346	964	991
Deposit insurance premium	26	199	240	607
Advertising expense	77	56	284	274
Data processing expense	327	276	943	839
Acquisition expense	-	-	-	38
Other operating expenses	545	479	1,729	1,704
Total other expense	3,056	2,949	9,346	9,404

Net income (loss) before income taxes	764	(768)	2,404	559

Income tax provision (benefit)	307	(125)	759	185

Net income (loss)	$457	$(643)	$1,645	$374

Basic and diluted earnings (loss) per share	$0.06	$(0.08)	$0.22	$0.05

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the three months		For the nine months
	ended March 31,		March 31,
	2012	2011	2012	2011
		(As Restated)		(As Restated)

Net income (loss)	$457	$(643)	$1,645	$374

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities	519	267	837	(178)

Reclassification adjustment for gains on available
for sale securities included in income	(57)	(58)	(401)	(85)

Total comprehensive income (loss)	$919	$(434)	$2,081	$111

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	(Unaudited)
	For the nine months ended
	March 31,
(In thousands)	2012	2011
		(As Restated)
Operating activities:
Net income	$1,645	$374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	427	406
Amortization of intangible asset	119	328
Provision for loan losses	1,912	3,385
Deferred loan origination fees costs	(151)	53
Amortization of premium (discount) on investments	1,769	1,083
Proceeds from sale of loans	10,847	19,631
Loans disbursed for sale in the secondary market	(10,329)	(19,189)
Gain on sale of loans	(322)	(460)
Amortization of acquisition-related loan yield adjustment	-	(124)
Amortization of acquisition-related credit risk adjustment	-	(102)
Amortization of acquisition-related CD yield adjustment	(21)	(86)
Gain on sale of available for sale investment securities	(657)	(132)
(Gain) loss on sale of other real estate owned	(2)	25
ESOP shares committed to be released	127	(62)
Stock-based compensation expense	48	133
Deferred income taxes	163	1,543
Effects of change in operating assets and liabilities:
Accrued interest receivable	200	362
Prepaid expenses and other assets	198	(1,227)
Accrued interest	(5)	(72)
Accrued expenses and other	(178)	(188)

Net cash provided by operating activities	5,790	5,681

Investing activities:
Proceeds from maturity of available for sale investment securities	9,000	25,802
Proceeds from sale of available for sale investment securities	21,681	10,004
Proceeds from maturity of held to maturity securities	71	67
Proceeds from repayment of mortgage-backed securities available for sale	17,779	13,147
Proceeds from sale of mortgage-backed securities available for sale	31,012	19,661
Proceeds from sale of other real estate owned	409	273
Proceeds from sale of Federal Home Loan Bank stock	-	8
Purchases of mortgage-backed securities available for sale	(95,895)	(59,274)
Purchases of available for sale investment securities	(10,286)	(18,402)
Purchases of Federal Home Loan Bank stock	(4,081)	-
Net decrease (increase) in loans	(897)	14,537
Increase in cash surrender value of life insurance	(2,226)	(206)
Capital expenditures	(175)	(408)

Net cash provided (used) in investing activities	(33,608)	5,209

Financing activities:
Net decrease in deposits	20,576	(13,185)
Borrowings from Federal Home Loan Bank	11,000	-
Repayments of Federal Home Loan Bank advances	(1,750)	(750)
Dividends paid to stockholders	(1,014)	(985)
Repurchases of common stock	(31)	(37)
Net increase in advances from borrowers for payment of insurance and taxes	253	226

Net cash provided (used) in financing activities	29,034	(14,731)

Net increase (decrease) in cash and cash equivalents	1,216	(3,841)

Cash and cash equivalents at beginning of period	31,159	32,023

Cash and cash equivalents at end of period	$32,375	$28,182

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. RESTATEMENT

The March 31, 2011 financial statements and certain schedules in this Quarterly Report on Form 10-Q have been restated as a result of determining that certain charge offs originally reported in the March 31, 2011 period should have been recorded in earlier periods. The restatement is the result of material weaknesses in internal control over financial reporting. The Company experienced control deficiencies in the monitoring of certain loans and loan relationships. These control deficiencies resulted in the Company not properly identifying impaired loans and troubled debt restructurings under ASC 310-10-35 and ASC 310-40-35. The Company also experienced deficiencies in measuring impairment on impaired loans and troubled debt restructurings under ASC 310-10-35. These deficiencies primarily related to the reliance on required personal cash infusions of co-borrowers who were experiencing financial difficulties on troubled debt restructurings when determining the present value of future cash flows. For additional information on the restatement, see Note 1 to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on April 26, 2012.

The following discloses the impact of these adjustments on the consolidated statements of operations for the three and nine month periods ended March 31, 2011:

	Three month period ended	Nine month period ended
	March 31, 2011	March 31, 2011
(in thousands)	(As Previously Reported)	(As Previously Reported)
Net interest income	$3,590	$10,585
Provision for loan losses	3,971	5,427
Other income	795	2,763
Other expense	2,949	9,404
Income (loss) before taxes	$(2,535)	$(1,483)
Provision (benefit) for income taxes	(814)	(612)
Net income (loss)	$(1,721)	$(871)

Earnings (loss) per common share:
Basic	$(0.23)	$(0.11)
Diluted	$(0.23)	$(0.11)

	Three month period ended	Nine month period ended
	March 31, 2011	March 31, 2011
(in thousands)	(As Restated)	(As Restated)
Net interest income	$3,590	$10,585
Provision for loan losses	2,204	3,385
Other income	795	2,763
Other expense	2,949	9,404
Income (loss) before taxes	$(768)	$559
Provision for income taxes	(125)	185
Net income (loss)	$(643)	$374

Earnings (loss) per common share:
Basic	$(0.08)	$0.05
Diluted	$(0.08)	$0.05

	Three month period ended	Nine month period ended
	March 31,	March 31,
	2011	2011
(in thousands)	(amount of adjustment)	(amount of adjustment)
Net interest income	$-	$-
Provision for loan losses	(1,767)	(2,042)
Other income	-	-
Other expense	-	-
Income (loss) before taxes	$1,767	$2,042
Provision for income taxes	689	797
Net income (loss)	$1,078	$1,245

Earnings (loss) per common share:
Basis	$0.15	$0.16
Diluted	$0.15	$0.16

2. BASIS OF PRESENTATION- The Company, a Federally-chartered corporation, is the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. United Community MHC (the “MHC”), a Federally-chartered corporation, is the mutual holding company parent of the Company. At March 31, 2012, the MHC owned approximately 59% of the Company and must always own at least a majority of the voting stock of the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana. UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank. The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc, a wholly-owned subsidiary of United Community Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2011, which are included on the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2012.

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

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. If the conversion and public offering are not completed, all costs will be charged to expense in the period in which the public offering is terminated. Costs of $557,000 had been incurred and capitalized related to the conversion as of June 30, 2011. Additional costs of $556,000 have been incurred and capitalized related to the conversion during the nine months ended March 31, 2012. The Company previously filed a registration statement on Form S-1 with the SEC relating to the conversion and the public offering (the “Registration Statement”). As of the date of the filing of this Form 10-Q, the Company expects to file an amendment to the Registration Statement, using the Company’s June 30, 2012 audited financial information.

4. EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of March 31, 2012 and June 30, 2011, the ESOP owned 182,878 and 202,061 shares, respectively of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

5. EARNINGS PER SHARE (“EPS”) –The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For each of the three and nine month periods ended March 31, 2012 and 2011, outstanding options to purchase 346,304 shares were excluded from the computations of diluted earnings per share as their effect would have not been dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Basic weighted average outstanding shares	7,652,150	7,612,759	7,642,897	7,623,133
Effect of dilutive stock options	-	-	-	-
Diluted weighted average outstanding shares	7,652,150	7,612,759	7,642,897	7,623,133

6. STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. No stock-based compensation awards were granted during the three and nine month periods ended March 31, 2012 and 2011.

7. DIVIDENDS – On January 26, 2012, October 27, 2011 and August 11, 2011, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.11 per share. The dividends, totaling $1.0 million were paid on February 29, 2012, November 30, 2011 and August 31, 2011, respectively. United Community MHC, which owns 4,655,200 shares of the Company’s common stock, waived receipt of the dividends.

8. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$-	$827
Interest	$3,239	$4,426

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities
designated as available for sale, net of tax	$436	$(263)
Transfers of loans to other real estate owned	$598	$180

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

The estimated fair values of the Company’s financial instruments at March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012		June 30, 2011
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$32,375	$32,375	$31,159	$31,159
Investment securities available for sale	29,539	29,539	49,230	49,230
Investment securities held to maturity	493	493	564	564
Mortgage-backed securities available for sale	120,126	120,126	74,119	74,119
Loans receivable and loans receivable held for sale	284,415	279,551	285,877	288,198
Accrued interest receivable	1,772	1,772	1,972	1,972
Investment in FHLB stock	6,588	6,588	2,507	2,507

Financial liabilities:
Deposits	$433,646	$435,925	$413,091	$414,794
Accrued interest payable	42	42	47	47
FHLB advance	11,083	11,018	1,833	1,874

Off-balance sheet items	$-	$-	$-	$-

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2012:	(In thousands)
Mortgage-backed securities	$120,126	$-	$120,126	$-
U.S. Government corporations and agencies	5,012	-	5,012	-
Municipal bonds	24,404	-	24,404	-
Other equity securities	123	123	-	-
June 30, 2011:
Mortgage-backed securities	$74,119	$-	$74,119	$-
U.S. Government corporations and agencies	28,856	-	28,856	-
Municipal bonds	20,244	-	20,244	-
Other equity securities	130	130	-	-

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2012:	(In thousands)
Other real estate owned	$328	$-	$328	$-
Impaired loans	26,653	-	26,653	-

June 30, 2011:
Other real estate owned	$139	$-	$139	$-
Loans held for sale	196	-	196	-
Impaired loans	25,202	-	25,202	-

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate, cash flow analysis or other observable market prices. The Bank’s policy is that fair values for these assets are based on current appraisals or cash flow analysis.

10. INVESTMENT SECURITIES

Investment securities available for sale at March 31, 2012 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$119,464	$762	$100	$120,126
U.S. Government corporations and agencies	5,003	9	-	5,012
Municipal bonds	23,519	970	85	24,404
Other equity securities	210	-	87	123
	$148,196	$1,741	$272	$149,665

Investment securities held to maturity at March 31, 2012 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$493	$-	$-	$493

Investment securities available for sale at June 30, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

Mortgage-backed securities	$73,827	$364	$72	$74,119
U.S. Government corporations and agencies	28,817	39	-	28,856
Municipal bonds	19,744	544	44	20,244
Other equity securities	210	-	80	130
	$122,598	$947	$196	$123,349

Investment securities held to maturity at June 30, 2011 consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

Municipal bonds	$564	$-	$-	$564

The mortgage-backed securities, callable bonds and municipal bonds available for sale have the following maturities at March 31, 2012:

	Amortized	Estimated
	cost	market value
	(In thousands)
Due or callable in one year or less	$5,003	$5,012
Due or callable in 1 - 5 years	86,137	86,637
Due or callable in 5 - 10 years	39,766	40,344
Due or callable in greater than 10 years	17,080	17,542
Total debt securities	$147,986	$149,535

All other securities available for sale at March 31, 2012 are saleable within one year. The Bank held $493,000 and $564,000 in investment securities that are being held to maturity at March 31, 2012 and June 30, 2011, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of March 31, 2012 (dollars in thousands):

April 1, 2012 through June 30, 2012	$-
2013	71
2014	74
2015	77
2016	81
2017 and thereafter	190
$493

Gross proceeds on the sale of investment and mortgage-backed securities were $1.1 million and $19.6 million for the three month periods ended March 31, 2012 and 2011, respectively. Gross proceeds on the sale of investment and mortgage-backed securities were $52.7 million and $23.6 million for the nine month periods ended March 31, 2012 and 2011, respectively. Gross realized gains for the three month periods ended March 31, 2012 and 2011 were $94,000 and $166,000, respectively. Gross realized losses for the three month periods ended March 31, 2012 and 2011 were $-0- and $78,000, respectively. Gross realized gains for the nine month periods ended March 31, 2012 and 2011 were $657,000 and $210,000, respectively. Gross realized losses for the nine periods ended March 31, 2012 and 2011 were $-0- and $78,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2012:

	Less than 12 months			12 months or longer		Total
	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses
	(In thousands)
Mortgage-backed securities	$21,032		$100	$-	$-	$21,032		$100
Municipal bonds	3,136		85	-	-	3,136		85
Other equity securities	-		-	130	87	130		87
	$24,168		$185	$130	$87	$24,298		$272
Number of investments		14		1			15

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the nine month period ended March 31, 2012:

	Core Deposit Intangible	Goodwill
	(dollars in thousands)

Balance at June 30, 2011	$1,028	$2,522
Amortization	(119)	-
Balance at March 31, 2012	$909	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of March 31, 2012:

April 1, 2012 through June 30, 2012	$40
2013	179
2014	142
2015	118
2016	118
2017 and thereafter	312
$909

12. DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the three and nine months ended March 31, 2012 (in thousands):

	One- to Four- Family Owner Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2012:	$825	$317	$180	$2,536	$1,402	$2	$12	$31	$5,305
Charge offs	98	163	-	-	78	-	8	14	361
Recoveries	109	70	-	57	1	-	-	1	238
Provision	(343)	187	30	108	335	-	7	9	333
Ending Balance:	$493	$411	$210	$2,701	$1,660	$2	$11	$27	$5,515
Balance, July 1, 2011:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335
Charge offs	298	199	-	1,233	238	-	8	14	1,990
Recoveries	115	81	-	58	2	-	-	2	258
Provision	(124)	219	98	1,266	434	(1)	7	13	1,912
Ending Balance:	$493	$411	$210	$2,701	$1,660	$2	$11	$27	$5,515
Balance, Individually Evaluated	$17	$-	$9	$1,167	$337	$-	$-	$-	$1,530
Balance, Collectively Evaluated	$476	$411	$201	$1,534	$1,323	$2	$11	$27	$3,985
Financing receivables:
Ending Balance	$121,614	$35,338	$17,952	$44,900	$58,946	$680	$3,627	$6,190	$289,247

Ending Balance: individually evaluated for impairment	$4,052	$1,153	$849	$12,931	$6,947	$200	$-	$-	$26,132

Ending Balance: collectively evaluated for impairment	$102,482	$28,135	$16,292	$31,509	$46,928	$480	$3,538	$4,656	$234,020

Ending Balance: loans
acquired with deteriorated
credit quality	$15,080	$6,050	$811	$460	$5,071	$-	$89	$1,534	$29,095

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2011 (in thousands):

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2010:	$419	$908	$-	$3,159	$3,298	$4	$10	$221	$8,019
Charge offs	803	959	-	2,008	3,065	-	-	38	6,873
Recoveries	26	15	-	-	7	-	-	1	49
Provision	1,158	346	112	1,459	1,222	(1)	2	(158)	4,140
Ending Balance:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335
Balance, Individually Evaluated	$18	$-	$-	$1,573	$-	$-	$-	$-	$1,591
Balance, Collectively Evaluated	$782	$310	$112	$1,037	$1,462	$3	$12	$26	$3,744

Financing receivables:
Ending Balance	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

Ending Balance: individually evaluated for impairment	$-	$-	$531	$11,223	$4,545	$167	$-	$-	$16,466

Ending Balance: collectively evaluated for impairment	$97,258	$29,640	$16,744	$34,568	$53,694	$917	$3,743	$4,183	$240,747

Ending Balance: loans acquired with deteriorated credit quality	$15,644	$6,999	$976	$505	$6,917	$-	$242	$2,338	$33,621

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b).

  Credit Risk Profile by Internally Assigned Grade

  At March 31, 2012

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$108,992	$34,032	$12,862	$19,274	$29,465	$-	$2,603	$4,817	$212,045
Watch	6,495	769	3,166	9,809	11,344	480	994	1,035	34,092
Special mention	245	214	829	-	10,309	-	-	17	11,614
Substandard	5,882	323	1,095	15,817	7,828	200	30	321	31,496
Total:	$121,614	$35,338	$17,952	$44,900	$58,946	$680	$3,627	$6,190	$289,247

  Credit Risk Profile by Internally Assigned Grade

  At June 30, 2011

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$100,380	$35,893	$13,234	$17,140	$36,307	$273	$2,663	$4,208	$210,098
Watch	6,805	378	2,865	13,023	11,845	644	1,322	1,911	38,793
Special mention	1,002	127	1,030	1,593	9,573	-	-	163	13,488
Substandard	4,715	241	1,122	14,540	7,431	167	-	239	28,455
Total:	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At March 31, 2012

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$852	$262	$1,338	$2,452	$119,162	$121,614
Consumer	174	215	93	482	34,856	35,338
One- to Four- Family Non-Owner Occupied Mortgage	538	-	53	591	17,361	17,952
Multifamily Residential Real Estate Mortgage	-	-	2,515	2,515	42,385	44,900
Non-Residential Real Estate	226	-	593	819	58,127	58,946
Construction	-	-	-	-	680	680
Land	-	-	-	-	3,627	3,627
Commercial and Agricultural	37	17	286	340	5,850	6,190
Total	$1,827	$494	$4,878	$7,199	$282,048	$289,247

Age Analysis of Past Due Loans Receivable

At June 30, 2011

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$978	$995	$939	$2,912	$109,990	$112,902
Consumer	425	187	54	666	35,973	36,639
One- to Four- Family Non-Owner Occupied Mortgage	177	98	301	576	17,675	18,251
Multifamily Residential Real Estate Mortgage	—	—	—	—	46,296	46,296
Non-Residential Real Estate	732	307	—	1,039	64,117	65,156
Construction	—	—	—	—	1,084	1,084
Land	—	—	—	—	3,985	3,985
Commercial and Agricultural	240	—	204	444	6,077	6,521
Total	$2,552	$1,587	$1,498	$5,637	$285,197	$290,834

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

				For the three months ended March 31, 2012		For the nine months ended March 31, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$41	$71	$17	$0	$48	$2	$56
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	477	485	9	4	477	18	481
Multifamily Residential Real Estate Mortgage	4,899	6,065	1,167	20	4,459	157	4,300
Non-Residential Real Estate	5,217	5,717	337	15	4,233	44	3,810
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$10,634	$12,338	$1,530	$39	$9,217	$221	$8,647

  Impaired Loans

				For the three months ended March 31, 2012		For the nine months ended March 31, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$5,143	$5,678	$-	$14	$5,064	$68	$4,615
Consumer	61	178	-	5	31	5	15
One- to Four- Family Non-Owner Occupied Mortgage	39	67	-	5	40	7	39
Multifamily Residential Real Estate Mortgage	8,580	8,959	-	57	9,094	237	9,000
Non-Residential Real Estate	1,966	2,234	-	4	3,145	54	3,597
Construction	200	200	-	0	200	2	191
Land	30	38	-	-	15	-	7
Commercial and Agricultural	-	-	-	2	-	2	-
Total	$16,019	$17,354	$-	$87	$17,589	$375	$17,464

  Impaired Loans

				For the three months ended March 31, 2012		For the nine months ended March 31, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$5,184	$5,749	$17	$14	$5,112	$70	$4,671
Consumer	61	178	-	5	31	5	15
One- to Four- Family Non-Owner Occupied Mortgage	516	552	9	9	517	25	520
Multifamily Residential Real Estate Mortgage	13,479	15,024	1,167	77	13,553	394	13,300
Non-Residential Real Estate	7,183	7,951	337	19	7,378	98	7,407
Construction	200	200	-	0	200	2	191
Land	30	38	-	-	15	-	7
Commercial and Agricultural	-	-	-	2	-	2	-
Total	$26,653	$29,692	$1,530	$126	$28,806	$596	$26,111

For the year ended June 30, 2011
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$26	$44	$18	$2	$26
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	6,484	8,057	1,573	278	5,637
Non-Residential Real Estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$6,510	$8,101	$1,591	$280	$5,663

				For the year ended June 30, 2011
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
Without a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$6,111	$6,301	$-	$148	$3,661
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	234	352	-	7	117
Multifamily Residential Real Estate Mortgage	6,483	6,483	-	108	5,261
Non-Residential Real Estate	7,311	7,443	-	100	7,115
Construction	-	-	-	-	-
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$20,139	$20,580	$-	$363	$16,174

				For the year ended June 30, 2011
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$6,137	$6,345	$18	$150	$3,687
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	234	352	-	7	117
Multifamily Residential Real Estate Mortgage	12,967	14,541	1,573	386	10,898
Non-Residential Real Estate	7,311	7,443	-	100	7,115
Construction	-	-	-	-	-
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$26,649	$28,681	$1,591	$643	$21,817

The Bank did not have any investments in subprime loans at March 31, 2012. Impaired loans at March 31, 2012 included troubled debt restructurings with an aggregate principal balance of $25.8 million and a recorded investment of $23.6 million. See Note 13 for more discussion on troubled debt restructurings.

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

The following tables summarize TDRs by loan type and accrual status.

	At March 31, 2012
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to Four-Family residential real estate	$1,894	$3,043	$4,937	$17	$4,556	24	$4,668

One- to Four- Family non-owner	485	-	485	9	477	4	740
Multifamily residential real estate	5,339	7,604	12,943	809	11,755	12	11,491
Nonresidential real estate	3,166	4,058	7,224	337	6,600	7	6,673
Construction	200	-	200	-	200	1	100
Total	$11,084	$14,705	$25,789	$1,172	$23,588	48	$23,672

	At June 30, 2011
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to Four-Family residential real estate	$4,128	$1,653	$5,781	$-	$5,781	34	$3,474
Multifamily residential real estate	2,041	10,358	12,399	1,173	11,226	11	7,800
Nonresidential real estate	2,599	4,146	6,745	-	6,745	7	4,976
Total	$8,768	$16,157	$24,925	$1,173	$23,752	52	$16,250

Interest income recognized on TDRs is as follows:

	For the three months	For the nine months
	ended March 31, 2012	ended March 31, 2012

One-to-Four Family residential real estate	$22	$93
Multifamily residential real estate	77	309
Nonresidential real estate	19	98
Construction	-	2
Commercial	-	-
Consumer	-	-
Total	$118	$502

At March 31, 2012, the Bank had 48 loans with a recorded investment totaling $23.6 million that qualified as TDRs, and has reserved for losses on these loans of $1.2 million. At March 31, 2012, TDRs with no related allowance totaled $14.7 million and TDRs with a related allowance totaled $8.9 million. At March 31, 2012, the Bank had no other commitments to lend on its TDRs. At June 30, 2011, the Bank had 52 loans totaling $23.8 million that qualified as TDRs, and has reserved for losses on these loans of $1.2 million. At June 30, 2011, TDRs with no related allowance totaled $20.9 million and TDRs with a related allowance totaled $2.9 million. Management continues to monitor the performance of loans classified as TDRs.

Loans that were included in troubled debt restructuring at March 31, 2012 and June 30, 2011 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At March 31, 2012, there were 38 loans with required principal and interest payments, 10 loans with required interest only payments. At June 30, 2011, there were 43 loans with required principal and interest payments, 9 loans with required interest only payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended March 31, 2012		Nine Months Ended March 31, 2012
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$25,377	53	$23,752	52
Additions to TDRs	31	1	2,924	6
Removal of TDRs(1)	(1,197)	(6)	(1,880)	(10)
Charge-offs	(404)	-	(404)	-
Payments	(219)	-	(804)	-
Ending balance	$23,588	48	$23,588	48

(1) TDRs that are performing (for at least twelve consecutive months), restructured at a market interest rate and not impaired under the restructured terms were removed from the TDR classification.

The following table provides a summary of the loans that were restructured as TDRs during the three months ended March 31, 2012:

				Allocation of allowance for loan loss
	Number of Modifications	Recorded investment prior to restructuring	Recorded investment after restructuring	Prior to restructuring	After restructuring
(Dollar amount in thousands)
Mortgage One- to Four- Family - Owner-Occupied	1	$60	$31	$-	$-
Non-Residential Real Estate	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	-	-	-	-	-
Totals	1	$60	$31	$-	$-

The following table provides a summary of the loans that were restructured as TDRs during the nine months ended March 31, 2012:

				Allocation of allowance for loan loss
	Number of Modifications	Recorded investment prior to restructuring	Recorded investment after restructuring	Prior to restructuring	After restructuring
(Dollar amount in thousands)
Mortgage One- to Four- Family - Owner-Occupied	4	$1,340	$1,181	$-	$-
Non-Residential Real Estate	1	722	615	93	-
Multifamily Residential Real Estate Mortgage	1	1,543	1,128	-	-
Totals	6	$3,605	$2,924	$93	$-

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

The Company considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. During the nine month period ended March 31, 2012 the Company had one one-to-four family loan subsequently default after modification. The recorded investment in the loan at the time of default was approximately $81,000. The Company does not anticipate any further loss on the loan and the default of this loan had no impact on the allowance for loan losses for the period.

14. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. This guidance permits an entity to assess qualitative factors to determine whether it is more likely than not (defined as more than fifty percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the current two-step goodwill impairment test. The two-step goodwill impairment test is only required if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU will not impact the way the Company currently reports comprehensive income, and will not have a material impact on the Company’s financial statements.

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

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. The Company adopted the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes effective July 1, 2007. Implementation resulted in no cumulative effect adjustment to retained earnings as of the date of adoption. The Company had no unrecognized tax benefits as of March 31, 2012 and June 30, 2011. The Company recognized no interest and penalties on the underpayment of income taxes during the three and nine month periods ended March 31, 2012 and 2011, and had no accrued interest and penalties on the balance sheet as of March 31, 2012 and June 30, 2011. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before the fiscal year ended June 30, 2006.

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

Total assets were $503.6 million at March 31, 2012, compared to $472.5 million at June 30, 2011. Total assets increased $31.1 million, or 6.6%, primarily as a result of a $26.2 million increase in investment securities, a $4.1 million increase in Federal Home Loan Bank (“FHLB”) stock and a $2.2 million increase bank owned life insurance (“BOLI”). The increase in investment securities was primarily due to purchases of mortgage-backed securities offset by sales of other available for sale securities. The increase in FHLB stock was attributable to the Bank’s desire to increase its borrowing capacity. BOLI was increased to offset and recover existing benefit expenses.

Total liabilities were $448.3 million at March 31, 2012, compared to $418.4 million at June 30, 2011. The increase of $29.9 million was primarily the result of a $20.6 million increase in deposits and a $9.3 million increase in FHLB advances. The increase in deposits was primarily the result of an increase in retail customer deposits. The increase in FHLB stock was attributable to the Bank’s desire to increase its borrowing capacity. BOLI was increased to offset and recover existing benefit expenses.

Total stockholders’ equity was $55.4 million at March 31, 2012, compared to $54.1 million at June 30, 2011. The increase was primarily the result of net income of $1.6 million, partially offset by dividends paid of $1.0 million. At March 31, 2012, the Bank was considered “well-capitalized” under applicable regulatory requirements.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2012 and 2011

General. Net income was $457,000 for the quarter ended March 31, 2012 compared to a loss of $643,000 for the same period in the prior year. Net income for the nine months ended March 31, 2012 was $1.6 million compared to $374,000 for the nine months ended March 31, 2011.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2012 and 2011.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Interest income:
Loans	$3,575	$4,140	(13.6)%	$11,472	$12,821	(10.5)%
Investment and mortgage backed securities	712	732	(2.7)	2,196	2,102	4.5
Other interest-earning assets	3	4	(25.0)	9	16	(43.8)
Total interest income	4,290	4,876	(12.0)	13,677	14,939	(8.4)

Interest expense:
NOW and money market deposit accounts	129	148	(12.8)	434	631	(31.2)
Passbook accounts	64	70	(8.6)	194	205	(5.4)
Certificates of deposit	803	1,055	(23.9)	2,551	3,463	(26.3)
Total interest-bearing deposits	996	1,273	(21.8)	3,179	4,299	(26.1)
FHLB advances	29	13	123.1	55	55	-
Total interest expense	1,025	1,286	(20.3)	3,234	4,354	(25.7)
Net interest income	$3,265	$3,590	(9.1)	$10,443	$10,585	(1.3)

Net interest income decreased $325,000, or 9.1%, to $3.3 million for the quarter ended March 31, 2012 as compared to $3.6 million for the quarter ended March 31, 2011. A decrease of $586,000 in interest income was partially offset by a $261,000 decrease in interest expense. The decrease in interest income was primarily the result of a $8.8 million decrease in average outstanding loans combined with a decrease in the average rate earned on loans from 5.65% to 5.03%. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 1.21% to 0.95%. Changes in interest rates are reflective of decreases in overall market rates.

Net interest income decreased $142,000, or 1.3%, to $10.4 million for the nine months ended March 31, 2012 as compared to $10.6 million for the nine months ended March 31, 2011. A decrease of $1.3 million in interest income was partially offset by a $1.1 million decrease in interest expense. The decrease in interest income was primarily the result of a $14.8 million decrease in average outstanding loans combined with a decrease in the average rate earned on loans from 5.71% to 5.37%. The decrease in interest expense was primarily the result of a $15.5 million decrease in average deposits combined with a decrease in the average interest rate paid on deposits from 1.33% to 1.02%. Changes in interest rates are reflective of decreases in overall market rates.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2012 and 2011. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2012			2011			2012			2011
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$284,350	$3,575	5.03%	$293,199	$4,140	5.65%	$284,789	$11,472	5.37%	$299,553	$12,821	5.71%
Investment and mortgage backed securities	133,035	712	2.14	133,321	732	2.20	131,518	2,196	2.23	126,734	2,102	2.21
Other interest-earning assets	31,085	3	0.04	24,462	4	0.07	26,109	9	0.05	34,592	16	0.06
	448,470	4,290	3.83	450,982	4,876	4.32	442,416	13,677	4.12	460,879	14,939	4.32
Noninterest-earning assets	37,094			30,574			36,144			30,544
Total assets	$485,564			$481,556			$478,560			$491,423

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	148,298	129	0.35	146,365	148	0.40	147,041	434	0.39	154,282	631	0.55
Passbook accounts (1)	74,694	64	0.34	70,299	70	0.40	72,260	194	0.36	63,083	205	0.43
Certificates of deposit (1)	195,077	803	1.65	205,367	1,055	2.05	196,299	2,551	1.73	213,716	3,463	2.16
Total interest-bearing deposits	418,069	996	0.95	422,031	1,273	1.21	415,600	3,179	1.02	431,081	4,299	1.33
FHLB advances	8,708	29	1.33	2,208	13	2.36	4,458	55	1.64	2,458	55	2.98
Total interest-bearing liabilities	426,777	1,025	0.96	424,239	1,286	1.21	420,058	3,234	1.03	433,539	4,354	1.34
Noninterest bearing liabilities	3,558			3,720			3,753			3,915
Total liabilities	430,335			427,959			423,811			437,454

Stockholders' equity	55,229			53,597			54,749			53,969
Total liabilities and stockholders' equity	$485,564			$481,556			$478,560			$491,423
Net interest income		$3,265			$3,590			$10,443			$10,585
Interest rate spread			2.87%			3.11%			3.09%			2.98%
Net interest margin (annualized)			2.91%			3.18%			3.15%			3.06%
Average interest-earning assets to average interest-bearing liabilities			105.08%			106.30%			105.32%			106.31%

1) Includes municipal deposits

Provision for Loan Losses. The provision for loan losses was $333,000 for the quarter ended March 31, 2012, compared to $2.2 million for the same quarter in the prior year. The provision for loan losses was $1.9 million for the nine months ended March 31, 2012, compared to $3.4 million for the same period in the prior year. Management evaluates the Bank’s allowance for loan loss for adequacy on at least a quarterly basis. As part of this evaluation, management considers the amounts and types of loans, concentrations, the value of underlying collateral, current economic conditions, historical charge-offs, and other relevant information, such as the size of the overall portfolio and the financial condition of the borrowers. The decrease in the loan loss was primarily due to the restructuring of certain commercial and multi-family loans into a Note A/B format, and the resultant additional reserves recorded in the March 2011 quarter. No such restructuring occurred in the March 2012 quarter. For more information on the provision for loan losses for the quarter and nine months ended March 31, 2011, see Note 1, “Restatement”, to the unaudited consolidated financial statements.

For more information on how the Company reviews its allowance for loan losses and determines any necessary provision see, “Critical Accounting Policies – Allowance for Loan Losses.”

The following table provides information with respect to our recorded investment in nonperforming assets at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	At March 31, 2012	At June 30, 2011	% Change
	(Dollars in thousands)
Nonaccrual loans:
One- to-four-family residential real estate	$1,830	$1,652	10.8%
Multi-family	2,081	1,742	19.5
Nonresidential real estate and land	1,002	566	77.0
Construction	-	-	-
Commercial	287	240	19.6
Consumer	323	240	61.3
Total nonaccrual loans	5,523	4,440	24.4
Nonaccrual restructured loans:
One- to-four-family residential real estate	$2,680	$1,653	62.1%
Multi-family	7,225	10,358	(30.2)
Nonresidential real estate and land	3,772	4,146	(9.0)
Total nonaccrual restructured loans	13,677	16,157	(15.3)
Total nonperforming loans	19,200	20,597	(6.8)
Real estate owned	328	139	136.0
Total nonperforming assets	$19,528	$20,736	(5.8)
Accruing restructured loans	11,084	8,768	26.4
Accruing restructured loans and nonperforming assets	$30,612	$29,504	3.8
Total nonperforming loans to total loans	6.64%	7.08%	(6.2)
Total nonperforming loans to total assets	3.81%	4.36%	(12.6)
Total nonperforming assets to total assets	3.88%	4.39%	(11.6)

Nonperforming loans decreased $1.4 million, from $20.6 million at June 30, 2011 to $19.2 million at March 31, 2012. The decrease in nonperforming loans in the current year period was primarily the result of troubled debt restructurings that were placed on accrual (performing) status after performing in accordance with their restructured terms for at least six consecutive months, partially offset by additional nonperforming loans in the current year period.

As previously disclosed, the Company restructured $13.7 million of loans during the third quarter of the fiscal year ended June 30, 2011. The loans restructured during the third quarter of the fiscal year ended June 30, 2011 included five of our largest loans. All of these loans were restructured using a split note strategy whereby the Bank’s remaining recorded investment in the borrowing reflected the “as is” value of the collateral, based on current cash flow. At March 31, 2012, all of the restructured loans have been performing in accordance with their restructured terms.

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

A discussion of the most significant troubled debt restructurings at March 31, 2012 are noted below. Management monitors the performance of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings. A more detailed discussion of these loan relationships is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled “Analysis of Nonperforming and Classified Assets” in the Company’s Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 26, 2012.

•	Loan Relationship A. This relationship consists of three loans with a total carrying value of $6.4 million prior to its restructuring. One loan is secured by a first mortgage on an apartment complex near a college campus, another is secured by a first mortgage on two mobile home parks, and the last is secured by the first mortgage on another apartment complex. All three loans are included in the above table as “Accruing restructured loans” at March 31, 2012 and “Nonaccrual restructured loans” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family residential real estate”, “Substandard” at March 31, 2012 and June 30, 2011. The recorded investment at March 31, 2012 for this relationship was $5.1 million. One loan for $1.7 million was on the accrual status as it has been performing for more than six months. Two loans for $3.4 million have been performing according to restructured terms since the restructuring but are on non-accrual status as all doubt about future payments has not been removed.

•	Loan Relationship B. The loans comprising Loan Relationship B, totaling $2.5 million, are secured by a first mortgage on two separate retail strip shopping centers and a single purpose commercial use property. All the loans are included in the above table as “Accruing restructured loans” at March 31, 2012 and “Nonaccrual restructured loans,” “Nonresidential real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Nonresidential real estate, Substandard” at March 31, 2012 and June 30, 2011. This relationship was performing in accordance with its restructured terms at March 31, 2012 and because the loan has performed in accordance with its restructured terms for at least six consecutive months, the loan had been previously reported as accrual status. In March 2012, the Company was informed that one of the tenants is leaving. Based on the revised cash flows, the Company recorded an impairment of $195,000 and placed the loan on non-accrual status. The loan has continued to perform according to the restructured terms.

•	Loan Relationship C. This loan relationship is secured by a first mortgage on a single-family home, a 24-unit apartment complex, one- to four-family residential properties and several residential building lots. The relationship is included in the above table as “Accrual restructured loans, multi-family real estate” at March 31, 2012 and “Nonaccrual restructured loans, multi-family real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family real estate, Substandard” at March 31, 2012 and June 30, 2011. The loan balance at March 31, 2012 for this relationship was $1.5 million. This relationship was performing in accordance with its restructured terms at March 31, 2012 and, because the loan has performed in accordance with its restructured terms for at least six consecutive months the loan has been reported as accrual status.

•	Loan Relationship D. The loan comprising Loan Relationship D is secured by a first mortgage on a 62-unit apartment complex near a college campus. The loan was made in 2008 to an experienced property manager who made major improvements to the property. The loan required interest only payments through December 2011. The borrower has completed renovations to the property and the cash flow of the property has improved, supporting the carrying value of the loan. At March 31, 2012, the carrying value of this loan was $1.3 million. In December 2011, this loan was restructured into a split Note A/Note B. The $1.3 million carrying value was restructured at a market rate of interest on a 30 year amortizing note with a two year balloon. Note B in the amount of $.4 million was restructured at a below market rate of interest with no payments for two years and a balloon payment due after 2 years. Note B was fully reserved prior to the restructuring and was charged off in December 2011. This charge off had no impact to the allowance for loan loss as of March 31, 2012. The loan was on nonaccrual status at both March 31, 2012 and June 30, 2011.

•	Loan Relationship E. This relationship has an aggregate carrying value of $544,000 at March 31, 2012, and was secured by nonresidential real estate. These loans are included in the above table as “Accruing restructured loans” at March 31, 2012 and “Nonaccrual restructured loans, nonresidential real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Nonresidential real estate, Substandard” at March 31, 2012 and June 30, 2011. This relationship was performing in accordance with its restructured terms at March 31, 2012 and because the loan has performed in accordance with its restructured terms for at least six consecutive months, the loans are reported as accrual status.

•	Loan Relationship F. This loan relationship had an aggregate carrying value of $460,000 at March 31, 2012. These loans are secured by single-family and multifamily residential real estate. These loans are included in the above table as “Accruing restructured loans” at March 31, 2012 and “Nonaccrual restructured loans, multi-family real estate” at June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table, these loans were classified as “Multi-family real estate, Substandard” at March 31, 2012 and June 30, 2011. This loan relationship was performing in accordance with its restructured terms for at least six consecutive months at March 31, 2012 and, as a result, the loans are reported as accrual status.

Other Income. The following table summarizes other income for the three and nine months ended March 31, 2012 and 2011.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)

Service charges	$569	$558	2.0%	$1,829	$1,765	3.6%
Gain on sale of loans	109	18	505.6	322	460	(30.0)
Gain on sale of investments	94	88	6.8	657	132	397.7
Loss on sale of other real estate owned	(2)	-	(100.0)	-	(25)	100.0
Income from Bank Owned Life Insurance	86	68	26.5	217	207	4.8
Other	32	63	(49.2)	194	224	(13.4)
Total	$888	$795	11.7	$3,219	$2,763	16.5

Other income increased $93,000, or 11.7%, from $795,000 in the prior year quarter to $888,000 in the current year quarter. The increase was primarily due to a $91,000 increase in gain on the sale of loans. The increase in the gain on sale of loans was the result of an increase in loan sales to Freddie Mac in the current year quarter when compared to the same quarter in the prior year, primarily due to an increase in refinancing activity due to the continued low interest rate environment.

Other income increased $456,000, or 16.5%, from $2.8 million in the prior year period to $3.2 million in the current year period. The increase was primarily due to a $525,000 increase in gain on sale of investments offset by a $138,000 decrease in gain on the sale of loans. The increase in gain on sale of investments was the result of the sale of securities totaling $52.7 million in the current year period, compared to the sale of securities totaling $29.7 million in the prior year period. The decrease in the gain on sale of loans was the result of fewer loan sales to Freddie Mac in the current year period when compared to the same period in the prior year as a result of lower loan demand.

Other Expense. The following table summarizes other expense for the three and nine months ended March 31, 2012 and 2011.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)

Compensation and employee benefits	$1,755	$1,593	10.2%	$5,186	$4,951	4.7%
Premises and occupancy expense	326	346	(5.8)	964	991	(2.7)
Deposit insurance premium	26	199	(86.9)	240	607	(60.5)
Advertising expense	77	56	37.5	284	274	3.6
Data processing expense	327	276	18.5	943	839	12.4
Acquisition expense	-	-	-	-	38	(100.0)
Other	545	479	13.8	1,729	1, 704	1.5
Total	$3,056	$2,949	3.6	$9,346	$9,404	(0.6)

Other expense increased $107,000, or 3.6%, to $3.1 million for the quarter ended March 31, 2012, from $2.9 million in the prior year quarter. The increase was primarily the result of a $162,000 increase in compensation and employee benefits expense and a $51,000 increase in data processing expense, partially offset by a $173,000 decrease in deposit insurance premiums. The increase in compensation and employee benefits expense is primarily due to additional employees and annual wage increases. The increase in data processing expense is primarily due to an increase in ATM and data center service charges. The decrease in deposit insurance premiums is reflective of an overall decrease in average deposits in the current year compared to the prior year.

Other expense decreased $58,000 to $9.3 million for the nine months ended March 31, 2012, from $9.4 million in the prior year period. The decrease was primarily the result of a $367,000 decrease in deposit insurance premiums, partially offset by a $235,000 increase in compensation and employee benefits expense and a $104,000 increase in data processing expense. The decrease in deposit insurance premiums is a result of the aforementioned decrease in average deposits. The increase in compensation and employee benefits expense is primarily due to additional employees and annual wage increases. The increase in data processing expense is primarily due to an increase in ATM and data center service charges.

Income Taxes. The provision for income taxes was $307,000 for the quarter ended March 31, 2012 compared to a benefit of $125,000 for the same period in 2011. The provision for income taxes was $759,000 for the nine months ended March 31, 2012 compared to $185,000 for the same period in 2011. The increase in expense for the three and nine month periods is primarily due to an increase in income before income taxes as well as a receipt of a prior period state tax refund during the prior year period.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $32.4 million at March 31, 2012 and $31.2 million at June 30, 2011. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $112.3 million at March 31, 2012. Total securities classified as available-for-sale were $149.7 million at March 31, 2012. In addition, at March 31, 2012, we had the ability to borrow a total of approximately $104.6 million from the Federal Home Loan Bank of Indianapolis.

At March 31, 2012, we had $31.8 million in loan commitments outstanding, consisting of $2.0 million in mortgage loan commitments, $1.6 million in commercial loan commitments, $22.5 million in unused home equity lines of credit, $5.4 million in commercial lines of credit, and $334,000 in letters of credit outstanding. Certificates of deposit due within one year of March 31, 2012 totaled $118.3 million. This represented 59.4% of certificates of deposit at March 31, 2012. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 17 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2012.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2012:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012 (unaudited)	(in thousands)
Tier 1 capital to risk-weighted assets	$45,626	17.56%	$10,393	4.0%	$15,590	6.0%
Total capital to risk-weighted assets	48,902	18.82%	20,786	8.0%	25,983	10.0%
Tier 1 capital to adjusted total assets	45,626	9.16%	19,924	4.0%	24,905	5.0%
Tangible capital to adjusted total assets	45,626	9.16%	7,472	1.5%

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

For the three and nine months ended March 31, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net portfolio value at December 31, 2011 that would occur in the event of an immediate change in interest rates based on OCC assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basic Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)

300	$61,724	$(726)	(1)%	12.88%	1	bps
200	63,216	766	1	13.11	24
100	63,785	1,334	2	13.16	29
50	63,050	599	1	13.00	13
0	62,451	-	-	12.87	-
(50)	61,022	(1,428)	(2)	12.60	(27)
(100)	60,872	(1,578)	(3)	12.57	(30)

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

As disclosed in Note 1 to the unaudited consolidated financial statements included in this Form 10-Q, in the Company’s Annual Report on Form 10-K/A as of and for the year ended June 30, 2011 (the “Form 10-K/A”) and in the Quarterly Report on Form 10-Q/A as of and for the period ended December 31, 2011 (the “Form 10-Q/A”), management determined that a material weaknesses existed with respect to the oversight of the calculation of the allowance for loan losses related to certain impaired loans. These deficiencies resulted in the Company not properly identifying impaired loans and troubled debt restructurings under ASC 310-10-35 and ASC 310-40-35. The Company also experienced deficiencies in measuring impairment on impaired loans and troubled debt restructurings under ASC 310-10-35. These deficiencies primarily related to the reliance on personal cash infusions of co-borrowers that had been experiencing financial difficulties on troubled debt restructurings when determining the present value of future cash flows. Management has determined that relying on required personal cash infusions from co-borrowers who were experiencing financial difficulties in these circumstances was inconsistent with U.S. generally accepted accounting principles. U.S. generally accepted accounting principles require that the Company’s assumptions be “reasonable and supportable” and the facts and circumstances surrounding the existence of financial difficulties render the assumption regarding co-borrower cash infusions more difficult to support.

The Company has implemented process improvements in order to address the material weakness which resulted in the restatement of the financial information included in this Form 10-Q, the Form 10-K/A and the Form 10-Q/A. Specifically, in connection with the impairment calculations under ASC 310, management no longer relies on agreed upon cash flows from co-borrowers. In addition the following monitoring controls have been implemented:

•	When calculating impairments under ASC 310-10-35 for noncollateral dependent loans, the contractual cash flows discounted at the original effective rate are used to determine the required specific allocation.

•	Our monitoring of noncollateral dependent troubled debt restructurings and impaired loans has been enhanced to include a required review of a borrower’s cash flows, performed at least quarterly, which includes the review of rent rolls, financial statements, and tax returns.

•	Management has gained a further understanding of the accounting for troubled debt restructurings and impaired loans under ASC 310-10-35 and ASC 310-40-35 and the complexities involved . The Company has implemented a quarterly monitoring process as described above to record impairment in a timely manner, based on the known facts and circumstances up through the date the financial statements are issued.

During the quarter ended March 31, 2012, management believes that the enhancements to the Company’s internal controls and procedures have resolved the material weaknesses that existed as of December 31, 2011 and June 30, 2011 and 2010 and March 31, 2011. Other than as described above, during the quarter ended March 31, 2012 there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2012.

			(c)
			Total Number
			of Shares	(d)
			Purchased	Maximum
	(a)		as Part of	Number of Shares
	Total	(b)	Publicly	that May Yet Be
	Number of	Average	Announced Plans	Purchased Under
	Shares	Price Paid	or	the Plans or
Period	Purchased	per Share	Programs	Programs

January 1, 2012 to January 31, 2012	5,600	$5.53	10,772	121,090
February 1, 2012 to February 22, 2012	-	-	10,772	121,090
March 1, 2012 to March 31, 2012	-	-	10,772	121,090

Total	5,600	$5.53	10,772	121,090

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

_____________________________

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: May 15, 2012	By:	/s/ William F. Ritzmann
William F. Ritzmann President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Vicki A. March
Vicki A. March Senior Vice President, Chief Financial Officer and Treasurer

