Form 10-K
period 2012-06-30
United Community Bancorp
filed 2012-09-07
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of, “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2011 was $14.9 million. The number of shares outstanding of the registrant’s common stock as of August 31, 2012 was 7,834,782 of which 4,655,200 shares were held by United Community MHC.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	changes in our credit ratings or in our ability to access the capital markets;

•	changes in our customer base or in the financial or operating performance of our customers’ businesses;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel of any banks we may acquire, into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	our ability to retain key members of management;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	any interruption in customer service due to circumstances beyond our control;

•	potential exposure to unknown or contingent liabilities of companies we have acquired or target for acquisition;

•	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, environmental protection, and insurance; and the ability to comply with such changes in a timely manner;

•	additional FDIC special assessments or required assessment prepayments;

•	changes in accounting principles, policies, practices or guidelines;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	the ability of the Bank to complete its second-step conversion to a fully public stock company;

•	war or terrorist activities; and

•	other economic, competitive, governmental, regulatory, and geopolitical factors affecting our operations, pricing, and services.

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

PART I

Item 1. Business

United Community Bancorp. United Community Bancorp was organized as a federal corporation upon completion of United Community Bank’s reorganization into the mutual holding company form of organization (the “Reorganization”) on March 30, 2006. As a result of the Reorganization, United Community Bank became a wholly-owned subsidiary of United Community Bancorp and United Community Bancorp became a majority-owned subsidiary of United Community MHC, a federally chartered mutual holding company. United Community Bancorp’s business activities consist of the ownership of the outstanding capital stock of United Community Bank and management of the investment of offering proceeds retained from the Reorganization. United Community Bancorp neither owns nor leases any property, but instead, uses the premises, equipment and other property of United Community Bank with the payment of appropriate rental fees, as required by applicable law and regulations. As a registered savings and loan holding company, United Community Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System, referred to as the Federal Reserve Board.

United Community MHC. United Community MHC is our federally chartered mutual holding company parent. As a mutual holding company, United Community MHC is a non-stock company that has as its members depositors of United Community Bank. United Community MHC does not engage in any business activity other than owning a majority of the common stock of United Community Bancorp. So long as we remain in the mutual holding company form of organization, United Community MHC will own a majority of the outstanding shares of United Community Bancorp. United Community MHC is also a registered savings and loan holding company subject to the regulation of the Federal Reserve Board.

United Community Bank. United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana. On June 4, 2010, United Community Bank acquired three branches from Integra Bank National Association all of which are located in Ripley County, Indiana. In connection with the acquisition, the Bank acquired $45.9 million in loans and assumed $53.0 million in deposits. At June 30, 2012, we had approximately $495.9 million in assets and $427.0 million in deposits. We operate as a community-oriented financial institution offering a wide menu of banking services and products to consumers and businesses in our market areas. Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to those of a full-service financial institution servicing the needs of consumer and commercial customers. United Community Bank attracts deposits from the general public and local municipalities and uses those funds to originate one- to four-family real estate, multi-family real estate and nonresidential real estate, construction, commercial and consumer loans. Generally, fixed-rate one- to four-family residential conforming loans with terms of more than ten years that we originate are sold in the secondary market with the servicing retained. Such sales generate mortgage banking income. The remainder of our loan portfolio is originated for investment. United Community Bank also maintains an investment portfolio. United Community Bank is regulated by the Office of the Comptroller of the Currency, referred to as the OCC, and its deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation, referred to as the FDIC. United Community Bank is also a member of the Federal Home Loan Bank of Indianapolis.

We attract deposits from the general public and local municipalities and use those funds to originate one- to four-family real estate, multi-family and nonresidential real estate and land, construction, commercial and consumer loans, which, with the exception of long-term fixed-rate one- to four-family real estate loans, we primarily hold for investment. We also maintain an investment portfolio. We offer non-deposit investment products through a third-party network arrangement with a registered broker-dealer.

UCB Real Estate Management Holdings, LLC. UCB Real Estate Management Holdings, LLC is a wholly-owned subsidiary of United Community Bank. The entity was formed for the purpose of holding real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. Real estate assets held totaled $197,000 as of June 30, 2012.

UCB Financial Services, Inc. UCB Financial Services, Inc., a wholly-owned subsidiary of the Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

Market Areas

We are headquartered in Lawrenceburg, Indiana, which is in the eastern part of Dearborn County, Indiana, along the Ohio River. We currently have five branches located in Dearborn County and three branches located in adjacent Ripley County. Dearborn and Ripley Counties represent our primary deposit markets. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise on television and radio and in newspapers that are widely circulated in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Accordingly, when our loan rates are competitive, we attract loans from throughout these counties. The economy of the region in which our current offices are located has historically been a mixture of light industrial enterprises and services. Since the mid-1990s, the economy in Lawrenceburg has been strengthened by the riverboat casino in Lawrenceburg whose presence has supported the development of retail centers and job growth as well as an increase in housing development. Located 20 miles from Cincinnati, Ohio, Dearborn and Ripley Counties have also benefited from the growth in and around Cincinnati and northern Kentucky, as many residents commute to these areas for employment.

Dearborn and Ripley Counties’ road system includes eight state highways and three U.S. highways. The counties have two rail lines and port facilities due to the proximity of the Ohio River.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2011, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 39.1% of the deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County, and 8.4% of the deposits in Ripley County, which was the sixth largest market share out of the nine financial institutions with offices in Ripley County. In addition, banks owned by large out-of-state bank holding companies such as Fifth Third Bancorp and U.S. Bancorp also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies which have entered the mortgage market such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our future growth. Nevertheless, while in recent years we have steadily decreased our reliance on municipal deposits, which decreased $8.1 million from June 30, 2011 to June 30, 2012, we continue to replace municipal deposits with core retail deposits, which increased $22.0 million during the same period.

Lending Activities

General. We originate loans primarily for investment purposes. Historically, our primary lending activity has been the origination of one- to four-family mortgage loans secured by homes in our local market area, particularly in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. A significant portion of this historical lending activity has been the origination for retention in our portfolio of adjustable-rate mortgage (“ARM”) loans collateralized by one- to four-family residential real estate located within our primary market area. The low interest rate environment that has persisted over the last few years has required that we augment adjustable rate originations with 10-year fixed rate loan originations. In order to further complement our traditional emphasis of one- to four-family residential real estate lending, significant segments of our loan portfolio consist of nonresidential real estate and land loans, multi-family real estate loans and consumer loans. Between 2006 and 2010, we increased and diversified our lending efforts in the metropolitan Cincinnati market area and, to a lesser extent, in northern Kentucky and the Indiana counties outside of our local market area, particularly with respect to nonresidential and multi-family real estate lending. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consistent with the strategy to deemphasize the origination of multi-family and nonresidential real estate loans, since June 2010 our multifamily and non-residential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans. While in the future we may consider increasing our multi-family and nonresidential real estate lending origination activity in general, including in the Cincinnati or northern Kentucky markets, we intend to continue our strategy to deemphasize the origination of multi-family and nonresidential real estate loans for the foreseeable future until the local economy materially improves and the level of our nonperforming assets in these segments of our loan portfolio materially declines. For additional information regarding our strategy to deemphasize the origination of multi-family and nonresidential real estate loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “ – Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve” and “ – Risk Management – Analysis of Nonperforming and Classified Assets.”

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. As a result of the continued low interest rate environment during the past several years, a greater percentage of our one- to four-family loan originations consisted of fixed-rate one- to four-family mortgage loans. Our practice in recent years has generally been to (i) sell in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one- to four-family residential real estate loans on a servicing retained basis, without recourse to United Community Bank, and (ii) to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. Currently, we have no intention of changing our practice of selling our fixed-rate loan originations, although we may determine to change this practice in the future. Historically in higher interest rate environments consumer preference for adjustable rate mortgages has enabled us to originate such loans for our portfolio. Therefore, in a rising interest rate environment, we expect that a greater percentage of our loan originations will consist of adjustable-rate loans, which we generally retain in our portfolio. In the past, we have occasionally purchased loans and purchased participation interests in loans originated by other institutions to supplement our origination efforts. At June 30, 2012, loans serviced by United Community Bank for others totaled $59.6 million, resulting in $150,000 in servicing fee income during the year ended June 30, 2012. At June 30, 2011, loans serviced by United Community Bank for others totaled $60.8 million, resulting in $115,000 in servicing fee income during the year ended June 30, 2011. During the years ended June 30, 2012 and 2011, we sold $15.4 million and $21.1 million, respectively, of fixed-rate one- to four-family loans. As of June 30, 2012 and 2011, we had $393,000 and $196,000, respectively, of mortgage loans held for sale recorded at the lower of cost or fair value.

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to seven years. Interest rates and payments on these adjustable-rate loans generally are based on the one-year constant maturity U.S. Treasury index (three-year constant maturity U.S. Treasury index in the case of three-year adjustable-rate loans) as published by the Federal Reserve Board in Statistical Release H.15. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap ranges from five to six percentage points over the initial interest rate of the loan. Our adjustable-rate one- to four-family mortgage loans generally do not provide for a decrease in the rate paid below the initial contract rate. The inability of our residential real estate loans to adjust downward below the initial contract rate can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings and equity value resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.

ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Decreasing interest rates could result in a downward adjustment of the contractual interest rates, subject to interest rate floor, resulting in lower interest income. At June 30, 2012, 33.2% of our loan portfolio consisted of one- to four-family residential loans with adjustable interest rates.

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

Multi-Family Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family real estate. Our multi-family real estate loans are generally secured by apartment buildings within and outside our primary market area. At June 30, 2012, approximately 76.7% of our multi-family real estate loans were secured by properties located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana, 70.9% of which were in the Cincinnati and northern Kentucky markets. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced significant financial difficulties during the recent economic downturn, which resulted in the Bank incurring losses and being required to devote a significant amount of management’s time and energy to overseeing these relationships. Consistent with the controlled growth strategy, since June 2010 our multi-family and nonresidential real estate lending origination activity outside of, and to a lesser extent within, Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy, we amended our loan policy to reduce our concentration limits for multi-family real estate loans to 100% of the sum of core capital plus our allowance for loan losses. While in the future we may consider increasing our multi-family and nonresidential real estate lending origination activity in general, including in the Cincinnati or Northern Kentucky markets, we intend to continue our controlled growth strategy for the foreseeable future until the local economy materially improves and the level of our nonperforming assets in these segments of our loan portfolio materially declines. At June 30, 2012, $6.3 million, or 38.5%, of nonperforming assets were multi-family residential real estate loans. For additional information regarding our troubled debt restructurings, controlled growth strategy and our multi-family residential lending, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “--Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve” and “-- Risk Management – Analysis of Nonperforming Assets.”

These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate multi-family real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Our adjustable-rate multi-family loans generally do not provide for a decrease in the rate paid below the initial contract rate. Loans are secured by first mortgages that generally do not exceed 80% of the lesser of the property’s appraised value or the purchase price, the maximum amount of which is limited by our in-house loans to one borrower limit which currently is $3.8 million. When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers on the loan, or, to a lesser extent, serve as a personal guarantor of the loan. Environmental walkover and/or inspections are generally required for loans over $500,000.

Loans secured by multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. A primary concern in multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we may require borrowers and co-borrowers of loan relationships totaling $1.0 million or more, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family real estate loan, we consider the net operating income of the property, the borrower’s character and expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.

At June 30, 2012, we had $42.3 million in multi-family real estate loans outstanding, or 14.7% of total loans. The largest outstanding multi-family real estate loan at such date had an outstanding balance of $5.6 million and is secured by apartment buildings in Cincinnati, Ohio. This loan was performing in accordance with its original contractual terms at June 30, 2012.

Nonresidential Real Estate and Land Loans. We offer adjustable-rate mortgage loans secured by nonresidential real estate. Our nonresidential real estate loans are generally secured by commercial buildings. These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate nonresidential real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value or the purchase price (75% for improved land only loans and 65% for unimproved land only loans), the maximum amount of which is limited by our in-house loans to one borrower limit which currently is $3.8 million. When the borrower is a corporation, partnership or other entity, we may require that significant equity holders serve as co-borrowers or as personal guarantors of the loan. As of June 30, 2012, approximately $4.1 million, or 24.9%, of our nonperforming assets were nonresidential real estate loans, comprised entirely of five nonresidential real estate loans which were classified as troubled debt restructurings. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consistent with the controlled growth strategy, since June 2010 our multi-family and nonresidential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy we amended our loan policy to reduce our concentration limits for nonresidential real estate and land loans to 150% of the sum or core capital plus our allowance for loan losses. While in the future we may consider increasing our multi-family and nonresidential real estate lending origination activity in general, including in the Cincinnati or northern Kentucky markets, we intend to continue our controlled growth strategy for the foreseeable future until the local economy materially improves and the level of our nonperforming assets in these segments of our loan portfolio materially declines. For additional information regarding our troubled debt restructurings, controlled growth strategy and our nonresidential real estate and land loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “ – Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve” and “ – Risk Management – Analysis of Nonperforming and Classified Assets.”

Loans secured by nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Our primary concern in nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships totaling $1.0 million or more, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise and character, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the leases and the credit quality of the tenants. We may require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys and/or inspections are generally required for loans over $500,000.

We also originate loans secured by unimproved property, including lots for single-family homes and for mobile homes, raw land, commercial property and agricultural property. The terms and rates of our land loans are longer and higher than our nonresidential and multi-family real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than one- to four-family residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% and 65% of the lesser of the appraised value or the purchase price for improved and unimproved land loans, respectively.

At June 30, 2012, we had $59.1 million in nonresidential real estate loans outstanding, or 20.5% of total loans, and $3.4 million in land loans outstanding, or 1.2% of total loans. At June 30, 2012, the largest outstanding nonresidential real estate loan had an outstanding balance of $2.9 million and was performing in accordance with its original contractual terms at that date. At June 30, 2012, our largest land loan, which was performing in accordance with its original terms at that date, had an outstanding balance of $890,000 and was secured by land held for nonresidential real estate development.

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

At June 30, 2012, our largest outstanding residential construction loan was for $264,000, of which $107,000 was outstanding. At June 30, 2012, our largest outstanding commercial construction loan was for $500,000, of which $480,000 was outstanding, and is secured by a commercial office building. These loans were performing in accordance with their original contractual terms at June 30, 2012.

At June 30, 2012, we had $1.2 million of construction loans, or 0.4% of total loans.

Commercial Loans. We occasionally make commercial business loans to professionals, sole proprietorships and small businesses in our market area. We extend commercial business loans on an unsecured basis and secured basis, the maximum amount of which is limited by our in-house loans to one borrower limit.

We originate secured and unsecured commercial lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows. Commercial lines of credit secured by nonresidential real estate are adjustable-rate loans whose rates are based on the prime interest rate as published in The Wall Street Journal, plus a spread, and adjust monthly. Commercial lines of credit secured by nonresidential real estate have a maximum term of five years and a maximum loan-to-value ratio of 80% of the pledged collateral. We also originate commercial lines of credit secured by marketable securities and unsecured lines of credit. These lines of credit, as well as certain commercial lines of credit secured by nonresidential real estate, require that only interest be paid on a monthly or quarterly basis and have a maximum term of five years.

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

At June 30, 2012, our largest commercial loan was a $570,000 loan secured by the assets of a private utility company. This loan was performing in accordance with its original contractual terms at June 30, 2012.

At June 30, 2012, we had $3.9 million of commercial loans outstanding, or 1.3% of total loans.

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

We generally offer home equity loans and lines of credit with a maximum combined loan to value ratio of 90%. Our lowest interest rates are generally offered to customers with a maximum combined loan to value ratio of 80% or less. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate as published in The Wall Street Journal, plus a spread. Home equity lines of credit generally require that only interest be paid on a monthly basis and have terms of up to 20 years. Interest rates on these loans typically adjust monthly. We offer fixed-rate and adjustable-rate home equity loans. Home equity loans with fixed-rates have terms that range from one to 15 years. Home equity loans with adjustable-rates have terms that range from one to 30 years. Interest rates on these loans are based on the prime interest rate as published in The Wall Street Journal, plus a spread. We hold a first mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.

We offer loans secured by new and used vehicles. These loans have fixed interest rates and generally have terms up to five years.

We offer loans secured by new and used boats, motor homes, campers and motorcycles. We offer fixed and adjustable-rate loans for new motor homes and boats with terms up to 10 years for adjustable-rate loans and up to 10 years for fixed-rate loans. We offer fixed-rate loans for all other new and used recreational vehicles with terms up to 10 years for campers and five years for motorcycles.

We offer secured consumer loans with fixed interest rates and terms up to 10 years and secured lines of credit with adjustable-rates based on the prime interest rate as published in The Wall Street Journal with terms up to five years. We also offer fixed-rate unsecured consumer loans and lines of credit with terms up to five years. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Management–Liquidity Management.” At June 30, 2012, we had $35.6 million of consumer loans outstanding, or 12.4% of total loans.

Agricultural Loans. Our agricultural loans were acquired in connection with our acquisition of the Ripley County branch offices in 2010. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock, crops or equipment and are repaid from the operations of the farm. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. We have a loan officer who specializes in agricultural lending. At June 30, 2012, we had $3.2 million of agricultural loans outstanding, or 1.1% of total loans. At June 30, 2012, our largest outstanding agricultural loan balance was $349,000, and is secured by farm equipment and crops. This loan was performing in accordance with its original contractual terms at June 30, 2012.

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

Multi-Family and Nonresidential Real Estate and Land Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers, co-borrowers and loan guarantors of loan relationships totaling $1.0 million or more, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys and inspections are generally required for loans over $500,000.

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

Commercial Loans. Unlike one- to four-family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do one- to four-family mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Agricultural Loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. For loan relationships greater than $250,000, crop insurance is required at a minimum of 70% of the loan amount when the crops are the Bank’s primary collateral.

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

We generally originate loans for our portfolio, but our current practice is to sell to the secondary market almost all newly originated conforming fixed-rate, 15-, 20-, 25- and 30-year one- to four-family mortgage loans and to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management considerations. Loans are sold to Freddie Mac with servicing retained.

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

The Board has granted authority to approve consumer loans to certain employees up to prescribed limits, depending on the officer’s experience and tenure. The Board also granted loan approval authority to the Management Consumer Loan Committee, consisting of the President and the Executive Vice President, the Senior Vice President, Lending and two other experienced lenders. Any two members of the Loan Committee may approve consumer loans secured by real estate up to $250,000, and consumer loans secured by assets other than real estate up to $100,000 and unsecured loans up to $15,000. The Board of Directors has also granted loan approval authority to the Management Commercial Loan Committee, consisting of the President, the Executive Vice President, and the Senior Vice President, Lending. Any two members of the Loan Committee may approve commercial loans secured by real estate up to $250,000, commercial loans secured by assets other than real estate up to $50,000 and unsecured commercial loans up to $25,000. The Management Commercial Loan Committee may approve commercial loans secured by real estate up to $500,000, commercial loans secured by assets other than real estate up to $100,000 and unsecured commercial loans up to $50,000 with unanimous approval by the Committee.

The Board Loan Committee may approve consumer and commercial loans secured by real estate up to $1,000,000, consumer and commercial loans secured by assets other than real estate up to $300,000 and unsecured commercial loans up to $100,000.

All loans in excess of these limits must be approved by the full Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our unimpaired capital and surplus. At June 30, 2012, our general regulatory limit on loans to one borrower was $7.5 million. On June 30, 2012, our largest lending relationship was a $7.2 million multi-family real estate loan relationship. The loans that comprise this relationship were performing according to their restructured terms at June 30, 2012. In 2007, to reduce the risk of loss to any one borrower, the Board established a loans to one borrower limit of 7.5% of unimpaired capital and surplus. At June 30, 2012, this limit was $3.8 million. Any relationship in excess of 7.5% at the time of implementation of our in-house limit was grandfathered.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis and certificates of deposit of federally insured institutions. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit such investments. We had no investments in derivative securities at June 30, 2012.

At June 30, 2012, our investment portfolio totaled $146.4 million and consisted primarily of municipal bonds and mortgage-backed securities issued primarily by Fannie Mae and Freddie Mac.

At June 30, 2012, $13.4 million of our investment portfolio consisted of callable securities. These securities were included in municipal bonds. These securities contain either a one-time call option or may be called any time after the first call date. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of income when demand for loans is weak and to generate a favorable return. The Investment Committee is responsible for the implementation of the investment policy. The Management Investment Committee, consisting of the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, is responsible for monitoring our investment performance. Portfolio composition and performance are reviewed by our board of directors quarterly.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of Indiana. We attract deposits in our market area through advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as interest-bearing checking and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2012, $103.1 million, or 24.1% of our total deposits, were municipal deposits compared to 47.9% of total deposits at June 30, 2006. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue to improve our funding mix by marketing lower cost core retail deposits, with the goal to reduce the portion of our deposit portfolio comprised of municipal deposits. Municipal deposits decreased $8.1 million from June 30, 2011 until June 30, 2012. During that same period core deposits increased $22.0 million. At June 30, 2012, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our current strategy is to offer competitive rates and to be in the middle of our market for rates on all types of deposit products.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At June 30, 2012, $10.8 million was advanced from the Federal Home Loan Bank at an average interest rate of 1.81%, and we had the ability to draw up to an additional $92.1 million from the Federal Home Loan Bank.

Personnel

As of June 30, 2012, we had 97 full-time employees and 17 part-time employees, none of which are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Regulation and Supervision

General

As a federal mutual holding company, United Community MHC is required by federal law to report to, and otherwise comply with the rules and regulations of, the Federal Reserve Board. United Community Bancorp, as a federally chartered corporation, is also subject to reporting to and regulation by the Federal Reserve Board. United Community Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer. United Community Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. United Community Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OCC and/or the FDIC conduct periodic examinations to test United Community Bank’s safety and soundness and compliance with various regulatory requirements.

This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Federal Reserve Board, the OCC, the FDIC or Congress, could have a material adverse impact on United Community MHC, United Community Bancorp, United Community Bank and their operations.

The Dodd-Frank Act made extensive changes in the regulation of federal savings banks such as United Community Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred on July 21, 2011 to the OCC, the agency that is also primarily responsible for the regulation and supervision of national banks. On this date, the OCC assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. On the same date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Federal Reserve Board, which also supervises bank holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function prior to enactment assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as United Community Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulators.

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

Activities Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and Federal Reserve Board regulations, a mutual holding company, such as United Community MHC, may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, as amended, unless the Federal Reserve Board, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve Board.

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

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. United Community Bank must notify the Federal Reserve Board 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies. However, under the most recent Notice of Proposed Rulemaking issued by the Federal Reserve Board, savings and loan holding companies may be subject to regulatory capital requirements prior to the end of the five-year period. The Dodd-Frank Act also requires the Federal Reserve Board to promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital liquidity and other support in times of financial stress.

Stock Holding Company Subsidiary Regulation. The Federal Reserve Board has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under these rules, the stock holding company subsidiary holds all the shares of the mutual holding company’s savings institution subsidiary and issues the majority of its own shares to the mutual holding company parent. In addition, the stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same terms and conditions. Finally, Federal Reserve Board regulations maintain that the stock holding company subsidiary must be federally chartered for supervisory reasons.

Acquisition of Control. Under the Home Owners Loan Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of United Community MHC or the institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control of United Community MHC. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.

Under the Home Owners Loan Act, no company may acquire “control” of a savings association with the prior approval of the Federal Reserve Board. Any company that so acquires control would then be subject to regulation as a savings and loan holding company. Under federal regulations, an entity is deemed to acquire control of a savings association if it acquires 25 percent or more of any class of voting securities or the ability to control the election of the majority of the board of directors. Moreover, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of control of 10 percent or more of any class of voting securities, or of 25 percent or more of any class of non-voting securities, of a savings institution if certain enumerated “indicia of control” exist. The Federal Reserve Board may prohibit an acquisition if (a) it would result in a monopoly or substantially lessen competition, (b) the financial condition of the acquiring person might jeopardize the financial stability of the institution, or (c) the competence, experience or integrity of the acquiring person indicates that it would not be in the interest of the depositors or of the public to permit the acquisition of control by such person. The foregoing restrictions do not apply to the acquisition of a savings institution’s capital stock by one or more tax-qualified employee stock benefit plans, provided that the plan or plans do not have beneficial ownership in the aggregate of more than 25% of any class of equity security of the savings institution.

Waivers of Dividends. Federal Reserve Board regulations require United Community MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from United Community Bancorp. The Federal Reserve Board reviews dividend waiver notices on a case-by-case basis, and, the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members; and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.

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

United Community MHC has not determined whether it will seek, and if sought, is unable to predict whether it will be able to obtain, the member vote required for the dividend waiver from the Federal Reserve Board. Although United Community MHC did not waive dividends for the quarter ended June 30, 2012, the inability to waive dividends to United Community MHC may result in a reduction or suspension of dividends paid to United Community Bancorp stockholders.

The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the form of the final dividend waiver regulations or their effect on United Community MHC’s ability to waive dividends. See Item 1A. “Risk Factors” “Our ability to pay dividends is subject to the waiver of dividends by United Community MHC.”

Conversion of United Community MHC to Stock Form. Federal Reserve Board regulations permit United Community MHC to convert from the mutual form of organization to the capital stock form of organization. The Board of Directors of United Community MHC, United Community Bancorp and United Community Bank have adopted a plan of conversion and reorganization, whereby a new holding company would be formed as the successor to United Community Bancorp, United Community MHC’s corporate existence would end and certain depositors of United Community Bank would receive the right to subscribe for additional shares of the new holding company in connection with the conversion of United Community MHC to the fully public form of organization. In a conversion transaction, each share of common stock held by stockholders other than United Community MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than United Community MHC own the same percentage of common stock in the new holding company as they owned in United Community Bancorp immediately before conversion. The total number of shares held by stockholders other than United Community MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction. There can be no assurance when, if ever, the conversion will be completed.

The Dodd-Frank Act provides that the Federal Reserve Board will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form because United Community MHC was formed, engaged in a minority stock offering and waived dividends prior to December 1, 2009.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks, such as United Community Bank, are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings institutions, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2012, United Community Bank met each of its capital requirements. The federal bank regulators have issued a Notice of Proposed Rulemaking that would implement the Basel III Capital Accord. However, the proposal is not in effect and the terms of a final rule, if adopted, are not known.

Prompt Corrective Regulatory Action. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from 7 to 77.5 basis points. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from 2.5 to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

As required by the Dodd-Frank Act, the FDIC amended its procedures to base assessments on total assets less tangible equity rather than deposits.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC also provided for similar assessments during the final two quarters of 2009, if they were deemed necessary. In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. This pre-payment was due on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Our prepayment amount was approximately $1.9 million. The prepayment was recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, a change to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

Due to the difficult economic conditions, deposit insurance per account owner was raised to $250,000 for all types of accounts. That level of coverage was made permanent by the Dodd-Frank Act.

In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. United Community Bank and its parent companies made the business decision to participate in both programs. The Dodd-Frank Act adopted unlimited coverage for certain non-interest bearing transaction accounts for January 1, 2011 through December 31, 2012, with no apparent opt out option.

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

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education loans, credit card loans and small business loans) in at least 9 months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in possible enforcement action for violation of law and imposes dividend limitations.

As of June 30, 2012, United Community Bank met the qualified thrift lender test.

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

Enforcement. The OCC has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions were previously required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OCC assessments paid by United Community Bancorp and United Community Bank for the fiscal year ended June 30, 2012 totaled $133,000.

Federal Home Loan Bank System

United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Community Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2012 of $6.6 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. United Community Bank complies with the foregoing requirements.

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2008. For its tax year ending June 30, 2012, United Community Bank’s maximum federal income tax rate was 34%.

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

Our nonperforming assets expose us to increased risk of loss.

Our nonperforming assets have increased from historical levels primarily as a result of the recent economic recession. At June 30, 2012, we had total nonperforming loans of $16.1 million, or 3.26% of total assets, a $4.5 million decrease from $20.6 million total at June 30, 2011. The decrease in nonperforming loans in fiscal 2012 was primarily the result of a $7.5 million reduction due to troubled debt restructurings which were placed on accrual (performing) status after performing in accordance with their restructured terms for at least six consecutive months, partially offset by the addition of $3.0 million in new nonperforming loans in the current year. Troubled debt restructurings are considered to be impaired loans. The elevated level of troubled debt restructurings at June 30, 2011 and June 30, 2012 is related to continued weakness in the local economy.

Our nonperforming assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the value of the underlying collateral supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of United Community Bancorp. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly. At June 30, 2012, our allowance for loan losses amounted to $5.6 million, or 1.95% of total loans and 34.8% of nonperforming loans, compared to $5.3 million, or 1.83% of total loans and 25.9% of nonperforming loans at June 30, 2011.

A significant amount of our troubled debt restructurings are subject to interest rate increases or balloon payments over the next fiscal year.

Over the two fiscal years ending June 30, 2011, we restructured approximately $13.0 million in nonresidential and multi-family loans under terms which required these lending relationships to be classified as troubled debt restructurings. Two of the loan relationships, totaling $6.1 million at June 30, 2012, were granted interest rate concessions of 300-400 basis points. The loans comprising one of these loan relationships, having an aggregate carrying value of $2.0 million at June 30, 2012, are subject to balloon payments during the quarter ending December 31, 2012. The interest rate concessions on the loans comprising the second loan relationship, having an aggregate carrying value of $4.1 million at June 30, 2012, also expire during the quarter ending December 31, 2012. As of June 30, 2012, all of the loans in these loan relationships were performing in accordance with their restructured terms. Additionally, seven loan relationships were restructured using the “Note A/B” split note strategy. These loans, totaling $6.9 million at June 30, 2012, were generally given interest rate reductions of between 200 and 400 basis points and were structured with two year balloon payments. As of June 30, 2012, all of these loans were performing in accordance with their restructured terms; however, approximately $2.2 million of these loans were placed on nonaccrual status due to the loss of a major tenant. Approximately $6.0 million of these loans at June 30, 2012 are subject to a balloon payment due during the quarter ended March 31, 2013, while $900,000 is subject to a balloon payment due during the quarter ending June 30, 2013. If the financial position of the borrowers is not sufficient to enable the borrowers to service the loans upon their reversion to the higher interest rate or to satisfy the balloon payments, we may have to further restructure the loan or foreclose on the loan and liquidate the collateral, which could result in an increase in nonaccrual loans and/or additional provisions for loan losses.

Our multi-family and nonresidential real estate loans expose us to increased credit risks.

At June 30, 2012, our nonresidential real estate and multi-family real estate loans totaled $59.1 million and $42.3 million, respectively, or 20.5% and 14.7%, respectively, of our total loans outstanding. Nonresidential and multi-family real estate loans represented 24.9% and 38.5%, respectively, of our total nonperforming assets of $16.3 million at June 30, 2012. We have grown our loan portfolio in recent years, particularly with respect to multi-family residential and nonresidential real estate loans, but our current strategy is to control the growth of these loans, particularly those involving properties outside of our local market area until the local economy materially improves and the level of our nonperforming assets in these loan portfolios materially declines. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. Also, some of our multi-family and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan. During the two years ended June 30, 2012, we have experienced aggregate net charge-offs of $3.0 million of multi-family real estate loans and $4.9 million of nonresidential real estate loans.

The continued economic recession could further increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy continues to recover from a severe recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. There have been dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, and unemployment levels remain high. According to the U.S. Department of Labor, at June 30, 2012, the unemployment rate for Dearborn County and Ripley County was 7.7% and 8.6%, respectively, compared to the national unemployment rate of 8.2%. Further declines in the values of real estate, or other events that affect household and/or corporate incomes, could impair the ability of our borrowers to repay their loans in accordance with their terms. Most of our nonresidential and commercial loans are secured by real estate or made to businesses in Dearborn and Ripley Counties, Indiana. As a result of this concentration, a prolonged or more severe decline in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic decline could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency referred to as the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.95% of total loans and 34.8% of nonperforming loans at June 30, 2012. Our allowance for loan losses at June 30, 2012 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require an increased provision to replenish the allowance, which would negatively affect earnings.

As a result of our deemphasis on originating multi-family and nonresidential loans, we expect our weighted average yield on interest-earning assets will decrease in future periods.

Since June 2010, we have deemphasized the origination of nonresidential and multi-family real estate loans as a strategic focus, particularly outside of Dearborn and Ripley Counties in Indiana. From June 30, 2006 through June 30, 2010, we experienced asset growth in excess of 38% in large part due to a determination to increase the size of our nonresidential and multi-family real estate portfolios and expand our lending efforts to southwestern Ohio and northern Kentucky. While these lending areas are geographically proximate to the southeastern Indiana marketplace, the southwestern Ohio and northern Kentucky real estate markets were more negatively impacted by the economic downturn. As a result, our loan relationships in these markets exhibited disproportionate loan losses and required an extraordinary investment of managerial time to monitor and mitigate the losses on these credits. In response, management has elected to deemphasize multi-family and nonresidential lending in those markets until the local economy materially improves and the level of our nonperforming assets in these segments of our loan portfolio materially declines. As a result, our one- to four-family residential mortgage loan portfolio and our investment securities portfolio will likely comprise a greater percentage of our interest-earning assets. At June 30, 2012, our nonresidential real estate and multi-family real estate loan portfolios totaled $101.4 million, or 20.5% of total assets, compared to $124.3 million, or 25.3% of total assets at June 30, 2010.

We would expect that our weighted average yield on interest-earning assets will decrease in future periods because one- to four-family mortgage loans and investment securities generally yield less than nonresidential and multi-family real estate loans. We expect this strategy will make us more reliant on our non-interest income in order to generate net income. While we have identified various strategies that we are pursuing to improve earnings, including growing and diversifying our sources of non-interest income, these strategies may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected. For more detail on our strategy to deemphasize the origination of multi-family and nonresidential real estate loans and our strategic initiatives to improve earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Strategy.”

Our emphasis on one- to four-family mortgage loans exposes us to credit risks.

At June 30, 2012, $139.5 million, or 48.4%, of our loan portfolio consisted of one- to four-family mortgage loans, and $31.2 million, or 10.9%, of our loan portfolio consisted of home equity loans and second mortgage loans. Recent economic conditions have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our primary market area depends substantially on the gaming industry and a decline in that industry could hurt our business and our prospects.

Our business is concentrated in the Lawrenceburg, Indiana area. Since the mid-1990s, the economy in Lawrenceburg has been strengthened by the riverboat casinos in Lawrenceburg and nearby Rising Sun whose presence has supported the development of retail centers and job growth as well as an increase in housing development. Any event that negatively and materially impacts the gaming and tourism industry will adversely impact the Lawrenceburg economy.

Gaming revenue is vulnerable to fluctuations in the national economy. There has been a prolonged decline in the national economy; however, its impact on Lawrenceburg and its gaming industry has not been as significant as in other parts of the country. Tax revenue from the gaming industry has decreased in recent years, but not to the extent that it has affected civil services or other areas.

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

Lawrenceburg, Indiana competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the Lawrenceburg area. In 2009, a vote in the State of Ohio approved casino gaming in several cities in the state, including one in downtown Cincinnati, Ohio which is scheduled to open in March 2013. The establishment of casino gaming in Ohio could have a substantial adverse effect on gaming revenue in Lawrenceburg which would adversely affect the Lawrenceburg economy and our business.

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

The level of net interest income is a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are affected by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board referred to as the FOMC and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields on our loans and securities are typically based on intermediate-term or long-term interest rates, which are set by the market and generally vary daily. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on its interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

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

A majority of our real estate loans held for investment are adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, increasing the possibility of default. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. At June 30, 2012, approximately 75.6% of our loan portfolio had adjustable rates of interest.

Municipal deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits. Securities we pledge as collateral for our municipal deposits may be subject to risk of loss.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2012, $103.1 million, or 24.1% of our total deposits, consisted of municipal deposits. If our municipal deposits decrease to a level where we would need to resort to other sources of funds to support our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would adversely affect our income. Since October, 2011, we are required to pledge collateral to the Indiana Board of Depositories equal to 50% of the municipal deposits maintained at United Community Bank. The percentage that we are required to pledge as collateral will periodically vary based on a number of financial factors. This collateral is used to insure the municipal deposits of all institutions who receive deposits from Indiana municipalities, and, therefore, is subject to risk of loss if other such institutions fail and there are insufficient Federal Deposit Insurance funds available to cover the liabilities of such institutions.

We are dependent upon the services of key executives.

We rely heavily on our President and Chief Executive Officer, William F. Ritzmann, and on our Executive Vice President and Chief Operating Officer, Elmer G. McLaughlin. The loss of Mr. Ritzmann or Mr. McLaughlin could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We have employment agreements with Messrs. Ritzmann and McLaughlin.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2011, the most recent date for which information is available, we held 39.1% of the deposits in Dearborn County and 8.4% of the deposits in Ripley County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

Our asset valuations may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect our results of operations or financial condition.

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

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the then current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Financial regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated United Community Bank, was merged into the OCC. Mutual holding companies and savings and loan holding companies, including United Community MHC and United Community Bancorp, are now regulated by the Federal Reserve Board. Also included was the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys Generals now have greater authority to bring a suit against a federally chartered institution, such as United Community Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies which are to be effective no more than five years from the date of enactment, and which may limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in United Community Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the continued economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the OCC’s prompt corrective action regulations. If we were to become subject to a consent agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

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

United Community MHC’s majority control of United Community Bancorp’s common stock enables it to exercise voting control over most matters put to a vote of stockholders, including preventing sale or merger transactions or a second-step conversion transaction you may find advantageous.

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

Current Federal Reserve Board regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has resulted in a degree of takeover speculation for mutual holding companies that is reflected in the per share price of mutual holding companies’ common stock. However, United Community Bancorp’s former regulator, the Office of Thrift Supervision, had adopted a policy statement indicating that it viewed remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. The Federal Reserve Board has not adopted a similar policy statement or issued any regulations on the matter and future Federal Reserve Board regulations may negatively affect United Community Bancorp. Under certain circumstances, the Federal Reserve Board may give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Federal Reserve Board’s concerns are not warranted in the particular case. Should the Federal Reserve Board prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected.

Federal Reserve Board regulations could limit our ability to pay dividends to our shareholders.

United Community Bank, our wholly-owned subsidiary, is the primary source of cash with which we pay the cash dividend on our common stock. Federal Reserve Board regulations impose limitations upon all capital distributions by a savings institution, including cash dividends. Under the regulations, a notice must be filed with the Federal Reserve Board 30 days prior to declaring a dividend, with a notice to the OCC. The Federal Reserve Board may disapprove a dividend notice if the proposed dividend raises safety and soundness concerns, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. In the event United Community Bank’s capital falls below its regulatory requirements or the OCC notifies it that it is in need of increased supervision, United Community Bank’s ability to make capital distributions, including cash dividends, could be restricted, thereby eliminating the primary source of cash with which we pay our dividend to our stockholders. Additionally, if United Community Bank’s asset quality deteriorates, the Federal Reserve Board may impose limitations on United Community Bancorp’s ability to pay dividends to our shareholders.

The amount of dividends United Community Bancorp pays on its common stock, if any, may be limited by the ability of United Community MHC to waive receipt of dividends.

United Community MHC owns a majority of United Community Bancorp’s outstanding stock. Prior to the quarter ended June 30, 2012, United Community MHC waived its right to receive dividends on the shares of United Community Bancorp that it owns, which means the amount of dividends paid to public stockholders was likely significantly higher than it would have been if United Community MHC had accepted dividends during the periods prior to June 30, 2012.

The Federal Reserve Board has adopted an interim final rule which requires United Community MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from United Community Bancorp. In addition, the interim final rule also requires that United Community MHC obtain the approval of a majority of the eligible votes of members before it can waive dividends. The Federal Reserve Board reviews dividend waiver notices on a case-by-case basis, and, the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members, and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.

While United Community MHC is grandfathered for purposes of the Federal Reserve Board dividend waiver regulations, we cannot assume that the Federal Reserve Board will grant a dividend waiver request and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as United Community MHC.

As of the filing of this Form 10-K, the Federal Reserve Board has not granted United Community MHC a waiver for dividends paid by United Community Bancorp for any quarter ending after March 31, 2012. United Community MHC has not determined whether it will seek, and if sought, cannot predict if it will be able to obtain, the member vote required for the dividend waiver from the Federal Reserve Board, and did not waive dividends for the quarter ended June 30, 2012. The inability to waive dividends to United Community MHC in future quarters may result in a reduction or suspension of dividends paid to United Community Bancorp stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at June 30, 2012, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of June 30, 2012

Full-Service Branch and Main Office: 92 Walnut Street Lawrenceburg, Indiana 47025	2004	Owned	—	$1,275,000

Full-Service Branches: 215 W. Eads Parkway Lawrenceburg, Indiana 47025	1914	Owned	—	424,000

19710 Stateline Road Lawrenceburg, Indiana 47025	2000	Owned	—	754,000

500 Green Blvd Aurora, Indiana 47001	2006	Owned	—	1,257,000

7600 Frey Road St. Leon, Indiana 47012	2007	Owned	—	1,192,000

106 Mill Street Milan, Indiana 47031	1990(1)	Owned	—	387,000

420 South Buckeye Osgood, Indiana 47037	1977(1)	Owned	—	379,000

111 East U.S. 50 Versailles, Indiana 47042	1983(1)	Owned	—	371,000

Other Properties: Corner of State Route 350 & State Route 101 Milan, Indiana 47031	Lot	Owned(2)	—	135,000
Corner of 4th and Main Street Lawrenceburg, Indiana 47025	Lot	Owned(2)	—	77,000

(1)	Acquired from Integra Bank National Association on June 4, 2010. “Year Opened” for these branches reflects the date the branch was originally opened (prior to being acquired by United Community Bank).

(2)	Land only.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The Company’s common stock, par value $0.01 per share, is traded on the Nasdaq Global Market under the symbol “UCBA.” On June 30, 2012, there were 664 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 2006. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See “Business—Regulation and Supervision—Limitation on Capital Distributions” for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock.

Fiscal Year 2012:	High	Low	Dividends Declared
Fourth Quarter	$6.10	$5.44	$0.11
Third Quarter	6.89	5.50	0.11
Second Quarter	6.45	5.30	0.11
First Quarter	6.73	5.29	0.11

Fiscal Year 2011:	High	Low	Dividends Declared
Fourth Quarter	$7.49	$6.20	$0.11
Third Quarter	8.13	7.04	0.11
Second Quarter	7.75	6.04	0.11
First Quarter	8.00	6.88	0.11

Purchases of Equity Securities

The Company did not repurchase stock during the three months ended June 30, 2012.

Item 6. Selected Financial Data

	At June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Financial Condition Data:
Total assets	$495,903	$472,531	$490,678	$401,579	$382,726
Cash and cash equivalents	29,079	31,159	32,023	27,004	35,710
Securities held-to-maturity	493	564	631	175	200
Securities available-for-sale	21,275	49,230	62,089	46,769	13,816
Mortgage-backed securities available-for-sale	124,621	74,119	57,238	29,713	24,211
Loans receivable, net	283,154	285,877	307,237	272,270	284,352
Deposits	426,967	413,091	430,180	339,616	320,774
Advances from Federal Home Loan Bank	10,833	1,833	2,833	3,833	4,833
Stockholders’ equity	54,988	54,146	54,054	55,079	54,489

	For the Years Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Operating Data:
Interest income	$18,186	$19,846	$18,936	$19,912	$21,615
Interest expense	4,288	5,587	6,429	7,906	11,353

Net interest income	13,898	14,259	12,507	12,006	10,262
Provision for loan losses	3,662	4,140	4,847	2,447	4,718

Net interest income after provision for loan losses	10,236	10,119	7,660	9,559	5,544
Other income	4,977	4,038	3,557	2,787	2,197
Other expense	12,436	12,486	12,198	11,450	9,850

Income (loss) before income taxes (benefits)	2,777	1,671	(981)	896	(2,109)
Provision (benefit) for income taxes	788	501	(569)	177	(653)

Net income (loss)	$1,989	$1,170	$(412)	$719	$(1,456)

Per Share Data:
Earnings (loss) per share, basic and diluted	$0.26	$0.15	$(0.05)	$0.09	$(0.19)

	At or for the Years Ended June 30,
	2012	2011	2010	2009	2008
Performance Ratios:
Return on average assets	0.41%	0.24%	(0.10)%	0.18%	(0.38)%
Return on average equity	3.62	2.17	(0.74)	1.31	(2.48)
Interest rate spread (1)	3.05	3.04	2.97	3.04	2.43
Net interest margin (2)	3.10	3.11	3.12	3.25	2.85
Noninterest expense to average assets	2.57	2.56	2.87	2.92	2.58
Efficiency ratio (3)	65.89	68.24	75.93	77.40	79.06
Average interest-earning assets to average interest-bearing liabilities	105.27	106.31	109.47	110.34	112.97
Average equity to average assets	11.35	11.04	13.03	14.02	15.41
Dividend payout ratio (4)	68.58	115.98	NM	152.43	NM

United Community Bank Capital Ratios:
Tangible capital	9.24%	9.80	9.12	12.08	13.00
Core capital	9.24%	9.80	9.12	12.08	13.00
Total risk-based capital	19.05%	17.47	14.30	18.40	20.51

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	5.60	7.08	5.47	2.15	2.57
Nonperforming loans as a percent of total assets	3.26	4.36	3.52	1.49	1.95
Nonperforming assets as a percent of total assets	3.30	4.39	3.58	1.97	2.70
Allowance for loan losses as a percent of total loans	1.95	1.83	2.54	1.52	1.59
Allowance for loan losses as a percent of nonperforming loans	34.79	25.90	46.47	70.51	61.98
Net charge-offs to average outstanding loans during the period	1.19	2.30	0.38	1.00	1.06

Other Data:
Number of:
Real estate loans outstanding	1,806	1,787	1,685	1,463	1,396
Deposit accounts	33,248	32,544	27,595	24,572	22,175
Full-service Offices	8	9	9	6	6

NM	Not meaningful.

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents other expense divided by the sum of net interest income and other income.

(4)	Represents dividends declared (excluding waived dividends) divided by net income. A summary of the dividends declared and waived (and thus not paid) dividends is set forth below:

	For the Year Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Dividends:
Paid to minority stockholders	$1,364	$1,357	$1,170	$1,096	$1,059
Waived by United Community MHC	2,048	1,955	1,909	1,722	1,536
Total dividend	$3,412	$3,312	$3,079	$2,818	$2,595

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and Federal Home Loan Bank of Indianapolis (“FHLB”) borrowings. Other significant sources of pre-tax income are service charges on deposit accounts and other loan fees. We also recognize income or losses from the sale of loans and investments in years that we have such sales.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes and fair value measurements.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; and the value of collateral. Inherent loss factors based upon environmental and other economic factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of June 30, 2012 and 2011. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2012 and 2011, and had no accrued interest and penalties on the balance sheet as of June 30, 2012 and 2011. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2008.

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

The following methods and assumptions are used in estimating the fair values of financial instruments:

Cash and Cash Equivalents. The carrying values presented in the Consolidated Statements of Financial Position approximate fair value.

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

Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank system and is required to maintain an investment based upon a pre-determined formula. The carrying values presented in the consolidated statements of financial condition approximate fair value.

Deposits. The fair values of passbook accounts, interest bearing checking accounts, and money market savings and demand deposits approximate their carrying values. The fair values of fixed maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar maturities.

Advances from Federal Home Loan Bank. The fair value is calculated using rates available to the Company on advances with similar terms and remaining maturities.

Off-Balance Sheet Items. Carrying value is a reasonable estimate of fair value. These instruments are generally variable rate or short-term in nature, with minimal fees charged.

Operating Strategy

Our mission is to operate a profitable, independent community-oriented financial institution serving retail customers and small businesses in our market areas. We are focused on prudently increasing profitability and enhancing stockholder value. The following are key elements of our current business strategy:

Improving our asset quality

We recognize that high asset quality is a key to long-term financial success. We have sought to grow and diversify our loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are prudent. We also believe that we have implemented diligent monitoring and collection efforts. Historically we have not had significant losses in our lending operations. Beginning in the year ended June 30, 2008, we began to experience the adverse effects of the national recession and declining real estate values, negatively impacting both the ability of some of our borrowers to repay their loans and the value of the collateral securing those loans. The impact was particularly pronounced in our multi-family and nonresidential real estate loan portfolios, as multi-family and commercial properties suffered increases in vacancies and slowdowns in revenues, resulting in reduced cash flows as well as decreases in the market values of the underlying properties. Our nonperforming assets increased from $3.3 million, or 0.9% of total assets at June 30, 2007 to a recent high of $20.7 million, or 4.4% of total assets at June 30, 2011, of which $16.8 million were multi-family or nonresidential real estate loans.

Our initial approach to resolving nonperforming loans focused on foreclosure and liquidations. This manner of troubled asset resolution proved lengthy and costly as a result of legal and other operating costs, as well as the depressed values of the collateral securing the loan. As a result, beginning in the latter part of the fiscal year ended June 30, 2009, we placed more attention and resources on loan workouts and implemented a troubled debt restructuring initiative that provided for either restructuring the loan to the existing borrower in recognition of the lower available cash flows from the collateral properties or identification of stronger borrowers to purchase the property and refinance the loan. Under either resolution alternative, we believe we have provided the necessary valuation allowances or charge-offs to reduce the loans’ carrying amounts to fair value at the time of restructuring.

During the quarter ended March 31, 2011, management undertook a “split note” strategy for certain loans, restructuring them into a Note A/B format. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off at the time of issuance. Note A is treated as any other troubled debt restructuring, and generally may return to accrual status after performing in accordance with the restructured terms for at least six consecutive months. The intended benefit of this strategy is that the restructuring and subsequent charge-off reduces the carrying value of the loan to an “as is” fair value, which enables the Company to liquidate delinquent loan balances without recording significant additional losses if the restructured loans experience further delinquency. Management believes that the loans that needed to be restructured in this manner represented a distinct identifiable pool of loans.

As a result of these efforts, total non-performing loans have declined from $20.6 million at June 30, 2011 to $16.1 million at June 30, 2012, reflecting a decrease in troubled debt restructurings on non-accrual status from $16.2 million at June 30, 2011 to $9.8 million at June 30, 2012. The decrease in nonperforming restructured loans was the result of certain restructured loans being returned to performing status after performing in accordance with their restructured terms for more than six continuous months. Total accruing restructured loans increased from $8.8 million at June 30, 2011 to $13.2 million at June 30, 2012. At June 30, 2012, nonresidential and multi-family loans 60-89 days delinquent totaled $306,000.

We have also implemented more stringent underwriting standards for our lending programs. We have enhanced our document requirements and document review process. Residential real estate mortgage applicants are required to have a higher credit score than previously required. We have reduced the maximum loan-to-value ratio for real estate secured consumer loans from 100% to 90%. Commercial and nonresidential real estate loan customers are required to provide us with rent rolls and financial statements for evaluation on a more frequent basis, and members of our loan department are in more frequent contact with these customers. In addition, we have hired a credit analyst to perform an annual review of all commercial loans having an outstanding balance of at least $1.0 million and every such loan is also reviewed annually by an independent third party loan reviewer. As discussed below, we have implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios. For additional information on this strategy, see “—Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve.”

Improving our funding mix by attracting lower cost core retail deposits

Core deposits include all deposit account types except certificates of deposit and municipal deposits. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross sell our full complement of products and services. Core deposits also contribute noninterest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2012, core deposits represented 36.7% of our total deposits compared to 32.9% at June 30, 2011 and 31.8% at June 30, 2010. Municipal deposits represent tax and other revenues from the local gaming industry. We have steadily reduced our reliance on municipal deposits as a percentage of total deposits. At June 30, 2012, municipal deposits represented 24.1% of total deposits, compared to 47.9% of total deposits at June 30, 2006. While municipal deposits decreased $8.1 million from June 30, 2011 to June 30, 2012, we continue to replace municipal deposits with core retail deposits, which increased $22.0 million during the same period. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue our efforts to improve our funding mix by marketing lower cost core retail deposits.

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

Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve

Our primary lending activity is the origination of one- to four-family mortgage loans secured by homes in our local market area of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Between 2006 and 2010, we expanded and diversified our lending activities by originating multi-family and nonresidential real estate loans secured by properties in the metropolitan Cincinnati market area and, to a lesser extent, in northern Kentucky and the Indiana counties outside of our local market area. From June 30, 2006 until June 30, 2010, our multi-family real estate loans grew from $20.3 million, or 8.2% of the total loan portfolio, to $46.8 million, or 14.8% of our total loans outstanding. During the same period, our nonresidential real estate loans grew from $65.6 million, or 26.5% of total loans outstanding, to $77.6 million, or 24.6% of total loans outstanding. In the Cincinnati and northern Kentucky markets, our multi-family loans grew from $15.5 million to $32.8 million and our nonresidential real estate loans increased from $21.7 million to $35.8 million.

As a result of the credit quality issues arising in our multi-family and nonresidential real estate loan portfolios as discussed under “Improving Our Asset Quality” above, in June 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of five-county local market area. As part of this strategy, beginning in June 2010, we restricted the origination of new multi-family and nonresidential real estate loans to our local market area, and limited our multi-family and nonresidential real estate lending origination activity outside of our local market area to the renewal, refinancing and restructuring of existing loans. We also amended our loan policy to reduce our concentration limits for nonresidential real estate, multi-family real estate, construction and land loans, which limits were further reduced in August, 2011. At June 30, 2012, we met each of these concentration limits.

Since we implemented our strategy to deemphasize the origination of multi-family and nonresidential real estate loans, our multi-family and nonresidential loan portfolios have declined. While we may generally consider increasing our multi-family and nonresidential real estate lending origination activity in general, including in the Cincinnati or northern Kentucky markets, we intend to continue our strategy to deemphasize the origination of multi-family and nonresidential real estate loans until the local economy materially improves and the level of our nonperforming assets consisting of these types of loans materially declines. We believe our existing infrastructure will enable us to replace existing loans as they are repaid and prudently grow our loan portfolio in accordance with this strategy and as economic conditions permit.

Continuing to increase noninterest income

Our earnings rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and other borrowings. Because of our strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, we expect that our weighted average yield on interest-earning assets will decrease in future periods because one- to four-family mortgage loans and investment securities generally yield less than nonresidential and multi-family real estate loans. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase noninterest income. Our primary recurring source of non-interest income has been service charges on deposit products and other services. We have also implemented, and realize fee income from, an overdraft protection program and from customer use of debit cards. We also have a significant secondary mortgage operation, including loan servicing, and we continue to invest in personnel and systems in order to increase our ability to sell one- to four-family mortgages in the secondary market to increase fee income and reduce interest rate risk through the sale of conforming fixed-rate one- to four-family residential mortgage loans. To date, all loans have been sold without recourse but with servicing retained. The volume of loans sold totaled $15.4 million and $21.1 million for the years ended June 30, 2012 and 2011, respectively. For the years ended June 30, 2012 and 2011, we recognized gains of $505,000 and $519,000, respectively, on the sale of loans. We intend to continue to originate loans for sale in the secondary market to grow our servicing portfolio and generate additional noninterest income. We have also enhanced our ability to increase our income from the sale of non-deposit investment and insurance products in selected branch offices through Lincoln Financial Advisors, a third party registered broker-dealer, by adding two investment advisors in 2010 to serve our branch offices. We continue to review programs to further enhance our service fee structure within the new regulatory environment.

Expanding our geographic footprint

We consider our primary deposit and lending market area to be Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Since 2005, we have grown our community banking franchise organically through the addition of de novo branches in St. Leon and Aurora, Indiana, and through the strategic acquisition of three branch offices in Ripley County, Indiana. As a result, we have increased our branch network from four to eight offices. We plan to continue to seek opportunities to grow our business through a combination of de novo branching and complementary acquisitions in our existing market and contiguous markets. We will consider acquisition opportunities that expand our geographic reach in banking, insurance or other complementary financial service businesses, although we do not currently have any agreements or understandings regarding any specific acquisition.

Continuing our community-oriented focus

As a community-oriented financial institution, we emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. Our ability to succeed in our communities is enhanced by the stability of our senior management, who have an average tenure with the Bank of over 33 years. We believe that our community orientation is attractive to our customers and distinguishes us from the large banks that operate in our market area. At June 30, 2011, which is the most recent date for which data is available from the FDIC, we held 39.1% of the total deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County, and 8.4% of the deposits in Ripley County, which was the sixth largest market share out of the nine financial institutions with offices in Ripley County.

Balance Sheet Analysis

Total assets were $495.9 million at June 30, 2012, compared to $472.5 million at June 30, 2011. Total liabilities were $440.9 million at June 30, 2012, compared to $418.4 million at June 30, 2011. Total stockholders’ equity was $55.0 million at June 30, 2012, compared to $54.1 million at June 30, 2011. The increase in assets was primarily due to a $22.5 million increase in investment securities, reflecting purchases of mortgage-backed securities, partially offset by sales of other available for sale investments. The asset growth of $23.4 million, or 5.0%, was principally funded by a $13.9 million growth in deposits and a $9.0 million increase in FHLB advances. The increase in deposits was primarily the result of an increase in retail customer deposits. The increase in FHLB advances was the result of a strategy to improve interest rate risk by using longer term FHLB advances to fund recent loan production. At June 30, 2012, the Bank’s regulatory capital exceeded the levels required to be categorized as “well capitalized” under applicable regulatory capital guidelines.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, multi-family and nonresidential real estate loans and construction loans. To a lesser extent, we originate commercial and consumer loans. From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. In determining whether a borrower is experiencing financial difficulty, we may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors. We do not offer, and have not previously offered, subprime, Alt-A, low-doc, no-doc loans or loans with negative amortization and generally do not offer interest-only loans.

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2012, these loans totaled $139.5 million, or 48.4% of total gross loans, compared to $131.1 million, or 45.1% of total gross loans, at June 30, 2011. The growth in the one- to four-family residential portfolio during the 2012 fiscal year reflects management’s strategic decision to deploy lendable funds into these lower risk assets.

Multi-family and nonresidential real estate loans totaled $101.4 million and represented 35.2% of total loans at June 30, 2012, compared to $111.5 million, or 38.3% of total loans, at June 30, 2011. While repayments and charge-offs have recently reduced these portfolios, they remain a substantial segment of our loan portfolio. However, as further discussed in “Operating Strategy – Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve,” we have restricted the origination of new multi-family and non-residential real estate loans to our local market area, and limited our multifamily and non-residential real estate lending origination activity outside of our local market area to the renewal, refinancing and restructuring of existing loans. We intend to continue this strategy to deemphasize the origination of multi-family and nonresidential real estate loans until the local economy materially improves and the level of our nonperforming assets in these segments of our loan portfolio materially declines.

Construction loans totaled $1.2 million, or 0.4% of total loans, at June 30, 2012, compared to $1.1 million, or 0.4% of total loans, at June 30, 2011.

Commercial business loans totaled $3.9 million, or 1.3% of total loans, at June 30, 2012, compared to $4.9 million, or 1.7% of total loans, at June 30, 2011.

Consumer loans totaled $35.6 million, or 12.4% of total loans, at June 30, 2012, compared to $36.6 million, or 12.6% of total loans, at June 30, 2011. The decrease in the consumer loan portfolio for the year ended June 30, 2012 is attributable to more customers refinancing their homes into lower fixed-rate mortgages and using some of these proceeds to pay off higher rate consumer loans.

Agricultural loans totaled $3.2 million, or 1.1% of total loans, at June 30, 2012, compared to $1.7 million or 0.5% of total loans, at June 30, 2011.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$139,522	48.4%	$131,153	45.1%	$137,473	43.6%	$124,391	44.9%	$134,965	46.5%
Multi-family	42,325	14.7	46,296	15.9	46,777	14.8	47,060	17.0	43,671	15.1
Construction	1,189	0.4	1,084	0.4	1,566	0.5	1,609	0.6	2,493	0.9
Nonresidential real estate	59,123	20.5	65,156	22.4	77,568	24.6	66,970	24.2	66,940	23.1
Land	3,441	1.2	3,985	1.4	5,401	1.7	5,059	1.7	6,298	2.1
Commercial business	3,854	1.3	4,860	1.7	5,513	1.8	4,439	1.6	6,062	2.1
Agricultural	3,150	1.1	1,661	0.5	1,831	0.6	—	—	—	—
Consumer:
Home equity	31,242	10.9	32,048	11.0	29,301	9.3	21,591	7.8	19,608	6.7
Auto	1,820	0.6	2,275	0.8	1,617	0.5	1,761	0.6	1,960	0.7
Share loans	1,200	0.4	1,354	0.5	1,369	0.4	1,272	0.5	1,382	0.5
Other	1,333	0.5	962	0.3	6,838	2.2	3,150	1.1	6,547	2.3
Total consumer loans	35,595	12.4	36,639	12.6	39,125	12.4	27,774	10.0	29,497	10.2
Total loans	$288,199	100.0%	$290,834	100.0%	$315,254	100.0%	$277,302	100.0%	$289,926	100.0%

Less (plus):
Deferred loan costs, net	(924)		(711)		(496)		(412)		(381)
Undisbursed portion of loans in process	355		333		494		1,231		1,184
Allowance for loan losses	5,614		5,335		8,019		4,213		4,619
Loans, net	$283,154		$285,877		$307,237		$272,270		$284,504

Loan Maturity

The following table sets forth certain information at June 30, 2012 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(In thousands)

One- to four-family residential real estate	$51,892	$56,632	$30,998	$139,522
Multi-family real estate	19,120	22,086	1,119	42,325
Construction	914	20	255	1,189
Nonresidential real estate	35,397	20,489	3,237	59,123
Land	892	2,228	321	3,441
Commercial	1,612	1,967	275	3,854
Agricultural	943	2,077	130	3,150
Consumer	32,095	2,040	1,460	35,595

Total	$142,865	$107,539	$37,795	$288,199

The following table sets forth the dollar amount of all loans at June 30, 2012 due after June 30, 2013 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One- to four-family residential real estate	$41,229	$46,401	$87,630
Multi-family real estate	4,536	18,669	23,205
Construction	-	275	275
Nonresidential real estate	4,811	18,915	23,726
Land	1,273	1,276	2,549
Commercial	1,103	1,139	2,242
Agricultural	558	1,649	2,207
Consumer	2,280	1,220	3,500
Total	$55,790	$89,544	$145,334

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2012	2011
	(In thousands)
Total loans at beginning of period	$290,834	$315,254
Loans originated (1):
One- to four-family residential real estate	51,501	34,975
Multi-family residential real estate	3,236	12,456
Construction	985	1,450
Nonresidential real estate	3,585	12,910
Land	243	557
Commercial business	2,163	1,472
Consumer	9,690	2,164
Total loans originated	71,403	65,984
Deduct:
Loan principal repayments	58,678	70,918
Loans disbursed for sale	15,360	19,486
Net loan activity	(2,635)	(24,420)
Total loans at end of period	$288,199	$290,834

(1) Includes loan renewals, loan refinancings and restructured loans.

During the years ended June 30, 2012 and June 30, 2011, consistent with the strategy to deemphasize the origination of multi-family and nonresidential real estate loans, our multifamily and non-residential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans.

Securities. Our securities portfolio consists primarily of U.S. government agency mortgage-backed securities and municipal bonds. As of June 30, 2012, our investment securities totaled $146.4 million, an increase of $22.5 million from $123.9 million at June 30, 2011. The increase was primarily the result of redeploying funds not needed to fund loan production into investment securities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. government agency bonds	$-	$-	$28,817	$28,856
Municipal bonds	20,548	21,148	19,744	20,244
Other equity securities	210	127	210	130
Mortgage-backed securities	124,354	124,621	73,827	74,119
Total	$145,112	$145,896	$122,598	$123,349

Securities held-to-maturity:
Municipal bonds	$493	$493	$564	$564

At June 30, 2012 and 2011, we had no investments in a single company or entity (other than U.S. Government-sponsored agency securities) that had an aggregate book value in excess of 10% of our stockholders’ equity.

 The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2012. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis as the difference would be immaterial. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Our callable securities consist of U.S. government agency bonds and municipal bonds which contain either a one-time call option or may be callable any time after the first call date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Municipal bonds	$—	—%	$421	3.07%	$10,029	3.70%	$10,698	4.13%	$21,148	3.90%
Mortgage-backed securities	—	—	64,240	2.22	60,381	2.32	—	—	124,621	2.27
Total	$—		$64,661		$70,410		$10,698		$145,769	2.50

Securities held-to-maturity:
Municipal bonds	$18	4.34%	$341	6.33%	$134	6.24%	$—	— %	$493	6.23%

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

Our mortgage-backed securities consist of Ginnie Mae securities, Freddie Mac securities and Fannie Mae securities. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Department of Veterans Affairs. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets. Neither United Community Bancorp or United Community Bank has invested in subprime mortgage-backed securities.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations. Mortgage-backed securities generally increase the quality of our assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of ours. At June 30, 2012, approximately $8.3 million of our mortgage-backed and investment securities were pledged to secure various obligations of United Community Bank.

The actual maturity of a mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and increase or decrease its yield to maturity if the security was purchased at a discount or premium, respectively. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with accounting principles generally accepted in the United States of America, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, United Community Bank may be subject to reinvestment risk because to the extent that the mortgage-backed securities amortize or prepay faster than anticipated, United Community Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable yield. During periods of rising interest rates, prepayment rates of the underlying mortgages generally slow down when the coupon rate of such mortgages is less than the prevailing market rate.

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

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing checking accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. During the year ended June 30, 2012, our deposits increased $13.9 million despite an $8.1 million decrease in municipal deposits. The growth in deposits was solely attributable to an increase in retail customer deposits which increased $22.0 million from June 30, 2011. During the year ended June 30, 2011, our deposits decreased $17.1 million. The decline in deposits was primarily due to a $10.4 million decrease in municipal deposits and a $6.7 million decrease in other deposits resulting from the decision to reduce reliance on municipal and other higher cost deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2012		2011
	(In thousands)
Noninterest-bearing checking accounts	$57,660		$30,826
Interest-bearing checking accounts	61,723		81,402
Passbook accounts	80,023		70,137
Money market deposit accounts	36,212		34,386
Certificates of deposit	191,349		196,340

Total	$426,967	(1)	$413,091	(2)

(1)	Includes $103.1 million in municipal deposits. $35.6 million in investments are pledged to secure the municipal deposits at June 30, 2012.
(2)	Includes $111.2 million in municipal deposits. $55.7 million in investments are pledged to secure the municipal deposits at June 30, 2011.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2012. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2012 and 2011.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$11,322
Over three through six months	13,234
Over six through twelve months	32,790
Over twelve months	32,658

Total	$90,004

The following table sets forth time deposits classified by rate at the dates indicated.

	At June 30,
	2012	2011
	(In thousands)
0.00 - 1.00%	$71,657	$41,785
1.01 - 2.00	68,507	87,581
2.01 - 3.00	40,508	46,134
3.01 - 4.00	8,211	14,083
4.01 - 5.00	2,109	6,176
5.01 - 6.00	357	581
Total	$191,349	$196,340

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2012.

	Amount Due					Total	Percent of Total Certificate of Deposit Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)
0.00 – 1.00%	$58,066	$13,561	$30	$—	$—	$71,657	37.4%
1.01 – 2.00	44,332	12,033	9,095	795	2,252	68,507	35.8
2.01 – 3.00	11,151	10,718	9,102	2,416	7,121	40,508	21.2
3.01 – 4.00	1,992	1,326	4,171	577	145	8,211	4.3
4.01 – 5.00	1,747	313	—	36	13	2,109	1.1
5.01 – 6.00	357	—	—	—	—	357	0.2
Total	$117,645	$37,951	$22,398	$3,824	$9,531	$191,349	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2012	2011
	(In thousands)
Beginning balance	$413,091	$430,180
Increase (decrease) before interest credited	9,700	(22,605)
Interest credited	4,176	5,516
Net increase (decrease) in deposits	13,876	(17,089)
Ending balance	$426,967	$413,091

Borrowings. We utilize borrowings from the FHLB to supplement our supply of funds for loans and investments. Borrowings increased from $1.8 million at June 30, 2011 to $10.8 million at June 30, 2012 due to new advances totaling $10.0 million, which were partially offset by repayments on our FHLB advances. The increase in FHLB advances was primarily the result of a strategy to improve interest rate risk by using longer term FHLB advances to fund recent loan production.

	Year Ended June 30,
	2012	2011
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$11,250	$2,833
Average advances outstanding during the period:
FHLB advances	$5,949	$2,333
Weighted average interest rate during the period:
FHLB advances	1.88%	3.20%
Balance outstanding at end of period:
FHLB advances	$10,833	$1,833
Weighted average interest rate at end of period:
FHLB advances	1.74%	3.20%

Results of Operations for the Years Ended June 30, 2012 and 2011

Overview.

	2012	2011	% Change 2012/2011
Net income	$1,989	$1,170	70.0%
Return on average assets	0.41%	0.24%	70.8%
Return on average equity	3.62%	2.17%	66.8%
Average equity to average assets	11.35%	11.04%	2.8%

Net income for the year ended June 30, 2012 was $2.0 million, compared to net income of $1.2 million for the year ended June 30, 2011. The increase was primarily the result of an increase in other income of $939,000 combined with a decrease in the provision for loan losses of $478,000, partially offset by a decrease in net interest income of $361,000 and an increase in the provision for income taxes of $287,000.

Net Interest Income.

Net interest income decreased $361,000, or 2.5%, to $13.9 million for the year ended June 30, 2012 as compared to $14.3 million for the year ended June 30, 2011. A reduction of $1.7 million in interest income was partially offset by a $1.3 million decrease in interest expense. The decrease in interest income was primarily the result of a decline in the average rate earned on loans from 5.72% to 5.33%, combined with a $12.0 million reduction in average outstanding loans. The decline in interest expense was primarily the result of a reduction in the average interest rate paid on deposits from 1.29% to 1.00%. Declines in yields earned and rates paid are reflective of decreases in overall market rates.

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

	Year Ended June 30,
	2012			2011
	(Dollars in thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$284,634	$15,159	5.33%	$296,640	$16,958	5.72%
Investment securities	136,645	3,014	2.21	127,384	2,867	2.25
Other interest-earning assets	26,612	13	0.05	33,812	21	0.06
Total interest-earning assets	447,891	18,186	4.06	457,836	19,846	4.34
Noninterest-earning assets	36,270			30,664
Total assets	$484,161			$488,500

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$150,228	596	0.40	$153,636	820	0.53
Passbook accounts	74,074	275	0.37	64,623	273	0.42
Certificates of deposit	195,207	3,305	1.69	210,078	4,423	2.11
Total interest-bearing deposits	419,509	4,176	1.00	428,337	5,516	1.29
FHLB advances	5,949	112	1.88	2,333	71	3.04
Total interest-bearing liabilities	425,458	4,288	1.01	430,670	5,587	1.30
Noninterest-bearing liabilities	3,744			3,901
Total liabilities	429,202			434,571
Total stockholders’ equity	$54,959			$53,929
Total liabilities and stockholders’ equity	$484,161			$488,500

Net interest income		$13,898			$14,259
Interest rate spread			3.05%			3.04%
Net interest margin			3.10%			3.11%
Average interest-earning assets to average interest-bearing liabilities			105.27%			106.31%

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

	Year Ended June 30, 2012 Compared to 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$(686)	$(1,113)	$(1,799)
Investment securities	203	(56)	147
Other interest-earning assets	(5)	(3)	(8)
Total interest-earning assets	(488)	(1,172)	(1,660)

Interest expense:
Deposits	(114)	(1,226)	(1,340)
FHLB advances	110	(69)	41
Total interest-bearing liabilities	(4)	(1,295)	(1,299)
Net change in net interest income	$(484)	$123	$(361)

Provision for Loan Losses.

The provision for loan losses was $3.7 million for the year ended June 30, 2012, compared to $4.1 million for the prior year. The decrease in the provision was primarily related to a decrease in charge-offs on nonperforming loans. One loan relationship (Loan Relationship B) that was restructured in fiscal 2011 required an additional charge-off of $978,000 in the fourth quarter of fiscal 2012. In the fiscal year ending June 30, 2012, the Company restructured seven additional loan relationships, two using the Note A/B format, with an aggregate principal balance prior to the restructuring of $5.3 million and a restated net carrying value of approximately $4.2 million as a result of charging off approximately $1.1 million in connection with the restructurings.

All of the troubled debt restructurings in fiscal 2012 and 2011 represented loan relationships with long-time borrowers of the Company. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. A detailed discussion of our most significant nonaccrual loans at June 30, 2012 and June 30, 2011 is set forth in the section below entitled “—Analysis of Nonperforming and Classified Assets.”

Other Income. The following table shows the components of other income for the years ended June 30, 2012 and 2011.

	2012	2011	% Change 2012/2011
	(Dollars in thousands)
Service charges	$2,423	$2,392	1.3%
Gain on sale of loans	505	519	(2.7)
Gain on sale of investments	1,464	584	150.7
Loss on sale of other real estate owned	(9)	(10)	10.0
Income from bank-owned life insurance	321	274	17.2
Other	273	279	(2.2)
Total	$4,977	$4,038	23.3%

Other income increased $939,000, or 23.3%, from $4.0 million in the prior year to $5.0 million in the current year. The increase was primarily due to an $880,000 increase in gain on sale of investments. The increase in gain on sale of investments was the result of a higher level of sales of mortgage-backed securities and other available for sale investment securities during the current year as compared to the prior year. Increases in the level of prepayments of the loans underlying the mortgage-backed securities sold caused the yield on the mortgage-backed securities to decrease as we had paid a premium for these investments at the time of purchase. In order to avoid future premium risk, the securities were sold.

Other Expense. The following table shows the components of other expense for the years ended June 30, 2012 and 2011.

	2012	2011	% Change 2012/2011
	(Dollars in thousands)
Compensation and employee benefits	$6,826	$6,610	3.3%
Premises and occupancy expense	1,317	1,325	(0.6)
Deposit insurance premium	281	775	(63.7)
Advertising expense	379	408	(7.1)
Data processing expense	1,356	1,161	16.8
Provision for loss on sale of other real estate owned	47	-	100.0
Acquisition related expenses	-	38	(100.0)
Intangible amortization	158	372	(57.5)
Professional fees	767	522	46.9
Other operating expenses	1,305	1,275	2.4
Total	$12,436	$12,486	(0.4)%

Other expense decreased slightly to $12.4 million in the current year from $12.5 million in the prior year. Increases of $216,000 in compensation and employee benefits expense, $195,000 in data processing expense and $245,000 in professional fees were offset by decreases of $494,000 in deposit insurance premiums and $214,000 in amortization of intangible assets. The increase in compensation and employee benefits expense was primarily due to additional employees and normal annual salary increases. The increase in data processing expense was primarily due to an increase in ATM and data center service charges resulting from an increase in transactions. The increase in professional fees was primarily due to increased appraiser fees for nonperforming loans and increased audit fees associated with the restatement of the Form 10-K for the year ended June 30, 2011 and of the Form 10-Q for the quarterly period ended December 31, 2011. The decrease in deposit insurance premiums is a result of an $8.8 million decrease in average deposits combined with a decrease in the assessment rate. The decrease in amortization of intangible assets is due to the use of the double declining balance method of amortization which resulted in higher levels of amortization expense during the prior year.

Income Taxes.

Income tax expense increased to $788,000 for the year ended June 30, 2012, compared to income tax expense of $501,000 for the year ended June 30, 2011. The $287,000 increase in expense was primarily due to an increase of $1.1 million in income before taxes. The effective tax rates for 2012 and 2011 were beneficially affected by tax exempt municipal bond income and income on bank-owned life insurance.

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We have also implemented a strategy to deemphasize the origination of multi-family and nonresidential real estate loans, starting in June 2010, restricting the new origination of nonresidential and multi-family residential loans to the southeastern Indiana Counties of Dearborn, Ripley, Franklin, Ohio and Switzerland. The intent of this strategy is to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly with respect to loans located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. This strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that, until recently, had generally tended to appreciate in value. In August 2011, we amended our loan policies to reduce our concentration limits for multi-family and nonresidential real estate loans to 100% and 150%, respectively, and for construction and land loans to 10%, of the sum of core capital plus our allowance for loan losses. The limits were reduced because United Community Bank identified multi-family and non-residential real estate loans, especially those located outside our normal southeastern Indiana market area, as the loan types that had experienced the most financial difficulties, which resulted in United Community Bank incurring losses and management being required to devote an extraordinary amount of time to overseeing these relationships. As of June 30, 2012, these loans represented 87.3%, 122.0%, 2.5% and 7.1%, respectively, of the sum of core capital plus our allowance for loan losses.

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

Analysis of Nonperforming and Classified Assets. We consider foreclosed real estate, repossessed assets, nonaccrual loans, and troubled debt restructurings that are delinquent or have not been performing in accordance with their restructured terms for a reasonable amount of time to be nonperforming assets. Loans are generally placed on nonaccrual status when the collection of principal or interest is in doubt, or at the latest when a loan becomes 90 days delinquent. When a loan is placed on nonaccrual status, the accrual of interest ceases and an allowance for any uncollectible accrued interest is established and charged against operations. All commercial loans that are placed on nonaccrual status are evaluated for impairment at the time the loans are placed on nonaccrual status. Payments received on a nonaccrual loan are applied to the outstanding principal and interest on a cash basis only when United Community Bank has determined that all principal and interest will be collected. If there is doubt about future collection, United Community Bank records the entire payment against principal pursuant to the OCC regulations.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as a nonperforming asset until it is sold. When property is acquired, it is initially recorded at the lower of its cost or market, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Prior to the recession, we had not incurred significant losses in our lending operations. Beginning in the year ended June 30, 2008, we began to experience the adverse effects of a significant national decline in real estate values. The consequences of this decline were generally evident in all portfolio types, but were more pronounced in multi-family and nonresidential real estate loans, particularly in markets outside of Dearborn and Ripley Counties. Our approach to resolving nonperforming loans focused on foreclosure and liquidations in the year ended June 30, 2008 and the greater part of the year ended June 30, 2009. This manner of troubled asset resolution proved lengthy and costly as a result of legal and other operating costs, as well as the depressed values of the collateral securing the loan.

As a result, beginning in the latter part of the year ended June 30, 2009, management initiated a restructuring process with respect to certain nonperforming loans that provided for either restructuring the loan to the borrower in recognition of the lower available cash flows from the collateral properties or identification of stronger borrowers to purchase the property and refinance the loan. In evaluating whether to restructure a loan, we consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage as supported by a current cash flow analysis, size of the payment increase upon a rate reset, period of time remaining before the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. Through these troubled debt restructurings, management believes they have provided the necessary valuation allowances or charge-offs to reflect the loans’ carrying amounts at fair value.

Loan workouts and modifications are handled by the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, and the Senior Vice President, Lending, and are subject to approval by the Board of Directors. Management ascertains the value of the underlying collateral, depending on whether the loan is “collateral dependent” or “cash-flow” dependent. If a loan is determined to be “collateral dependent,” the value of the underlying collateral is determined through an independent appraisal. If the loan is determined to be “cash-flow dependent,” the value of the underlying collateral is determined through an in-house cash flow analysis of the property with the cash flows discounted at the loan’s original effective interest rate. Once the value of collateral is established, management will either establish a specific allocation to reduce the loan’s carrying value to its fair value measured using the present value of cash flows or a charge-off for collateral dependent loans in an amount equal to the shortfall between the collateral value and the outstanding principal loan balance. Management will then develop and pursue a workout plan. Once a workout plan is established and implemented, management will, at a minimum, monitor the monthly performance of the loan until it is removed from nonaccrual status. On an annual basis, management will conduct property inspections and review financial information of the borrowers and any guarantors. In situations where a collateral shortfall (i.e. the value of the underlying collateral of the loan is less than the outstanding principal balance of the loan) is discovered, typically through an updated independent appraisal or collateral inspection, management will seek to obtain additional collateral and/or a personal guaranty at that time. If no additional collateral is available, management will work with the borrower on a suitable workout arrangement that may include a troubled debt restructuring, or management may determine to foreclose on the property. To determine the best outcome for United Community Bank, management reviews the financial condition of the borrower, the cash flow of the property and the value of the loan’s collateral.

If United Community Bank obtains a guaranty, the strength and value of the guaranty is measured by the Bank at the time the loan is closed and is re-evaluated at least annually. The strength of each guaranty is determined by evaluating the guarantor’s net worth, liquid net worth, debt-to-income ratio and credit score. In certain circumstances, the Bank may deem it appropriate not to enforce a guaranty, such as when we determine enforcing a guaranty could be detrimental to the overall banking relationship. Since December, 2008, the Bank has successfully collected $174,000 from five personal guarantors and, as of June 30, 2012, has forbearance agreements to collect an additional $1.2 million. Of the forbearance agreements two, totaling $1.1 million, are in the form of liens on excess collateral on existing loans. The remaining agreements are for smaller individual balances, and the Bank is receiving regular payments on these amounts. The entire balance of each forbearance is considered impaired and payments are treated as recoveries when received. The Company still uses guarantors and co-borrowers; however, there is no reliance on required cash infusions when guarantors and co-borrowers are experiencing financial difficulties.

After the restructuring is completed, if the borrower continues to experience payment difficulties, or if there is an additional decline in the collateral value identified in the annual property inspection or updated appraisal, management may impair the loan further, restructure the loan again, or foreclose on the collateral property. At this point, management considers all of the same factors it did when the initial restructuring occurred, and attempts to resolve the situation so as to achieve the best outcome for the Bank.

Troubled debt restructurings are considered to be impaired and are initially treated as nonperforming. Troubled debt restructurings that are originally restructured at a market rate of interest and have a history of performance (generally a minimum of 12 consecutive months of performance under the restructured terms) may be excluded from being reported as TDRs in periods subsequent to meeting this requirement. At June 30, 2012, 48 loans were considered to be troubled debt restructurings (with an aggregate balance of $23.1 million) of which 34 loans (with an aggregate balance of $9.8 million) were included in nonperforming assets. At June 30, 2011, 53 loans were considered to be troubled debt restructurings (with an aggregate balance of $24.9 million) of which 24 loans (with an aggregate balance of $16.2 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$2,412	$1,652	$1,533	$1,943	$853
Multi-family real estate	2,034	1,742	4,506	1,065	3,072
Nonresidential real estate and land	1,106	566	1,455	386	2,885
Commercial	240	240	—	—	—
Consumer	508	240	155	84	642
Total nonaccrual loans	6,300	4,440	7,649	3,478	7,452

Nonaccrual restructured loans:
One- to four-family residential real estate	2,601	1,653	903	—	—
Multi-family real estate	4,251	10,358	3,739	1,427	—
Nonresidential real estate and land	2,987	4,146	4,966	1,069	—
Total nonaccrual restructured loans	9,839	16,157	9,608	2,496	—
Total nonperforming loans	16,139	20,597	$17,257	$5,974	$7,452
Real estate owned	197	139	297	1,940	2,895
Total nonperforming assets	$16,336	$20,736	$17,554	$7,914	$10,347
Accruing restructured loans	13,211	8,768	5,003	2,646	—
Accruing restructured loans and nonperforming assets	$29,547	$29,504	$22,557	$10,560	$10,347
Total nonperforming loans to total loans	5.60%	7.08%	5.47%	2.15%	2.57%
Total nonperforming loans to total assets	3.26	4.36	3.52	1.49	1.95
Total nonperforming assets to total assets	3.30	4.39	3.58	1.97	2.70

Interest income that would have been recorded for the years ended June 30, 2012 and 2011 had nonaccruing loans been current according to their original terms was $377,000 and $274,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $113,000 and $158,000 for the years ended June 30, 2012 and 2011, respectively.

During the year ended June 30, 2012, nonperforming loans decreased from $20.6 million to $16.1 million. The decrease in nonperforming loans in the current year was primarily the result of troubled debt restructurings that were placed on accrual (performing) status after performing in accordance with their restructured terms for at least six consecutive months, partially offset by additional nonperforming loans in the current year.

A discussion of United Community Bank’s largest loans that were reported as nonperforming at either June 30, 2012 or June 30, 2011 follows. The most significant nonaccrual loan relationships, including the five largest nonaccrual loans at June 30, 2012 and the five largest charge-offs recognized during the year ended June 30, 2012 were comprised of: loans A-1 and A-3 of Loan Relationship A, and the loans in Loan Relationships B, G, H and I. Loan A-2 (within Loan Relationship A), and the loans in Loan Relationships C, E and F, which were reported as nonaccrual loans at June 30, 2011, have been performing in accordance with their restructured terms and are reported as “accruing restructured loans” at June 30, 2012. Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•	Loan Relationship A. Three loans, all included in one loan relationship, with a carrying value of $6.4 million prior to its restructuring in the third quarter of the year ended June 30, 2011. One loan (A-1) is secured by a first mortgage on an apartment complex near a college campus, another (A-2) is secured by a first mortgage on two mobile home parks, and the last (A-3) is secured by the first mortgage on another apartment complex. At June 30, 2012, Loan A-1 and Loan A-3 are included in the above table in “Nonaccrual restructured loans, Multi-family real estate.” Loan A-2 is included in “Accruing restructured loans.” All three loans are included in the above table in “Nonaccrual restructured loans, Multi-family real estate” at June 30, 2011. At June 30, 2010, Loan A-1 was reported in “Nonaccrual multi-family real estate loans.” In the “Credit Risk Profile by Internally Assigned Grade” table on page 55, Loans A-1, A-2, and A-3 were classified as Multi-Family Residential Real Estate, Substandard, at June 30, 2012, and June 30, 2011. The loans comprising Loan Relationship A were originally restructured in October and November, 2010. At the time of the first restructuring in 2010, Loan A-1, with a carrying value of $3.0 million, was 180 days delinquent, and Loans A-2 and A-3 were performing. Management performed a global analysis of the borrowers and restructured each of the three loans by reducing the original loan rates by 125 to 225 basis points to a rate that was 25 basis points below market rate. Foregone interest income amounted to $51,000 on the two performing loans that were restructured. The borrowers paid a loan modification fee of $3,000 for this restructuring. At June 30, 2010, after the effect of restating the June 30, 2010 financial statements, management established a specific allocation on these three loans through a charge-off to the general allowance for loan losses of $1.1 million. On each of the three loans, one of the borrowers is a corporate entity. Also, on the three loans, each of the principals of the corporate borrowers individually signed as co-borrowers. At the time of the restructuring, the Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of the potential future losses. In March 2011, Loan A-3 was again restructured through a troubled debt restructuring as a result of the borrower experiencing cash flow problems during the quarter ended March 31, 2011. The cash flow problems experienced were the combined effect of decreased rental income and the failure to pay real estate property taxes. However, due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Based upon a cash flow analysis of the properties performed by management, $651,000 of the $6.4 million in loans was charged-off during the restructuring using the split note strategy. This split was done for one loan that had a balance of $1.6 million before the split. After the split, Note A had a balance of $994,000 and Note B had a balance of $651,000. Prior to the loan being restructured in March, 2011, the restructured loan carried a $650,000 specific reserve as restated on the Company’s Form 10-K, as amended, for the year ended June 30, 2011 filed with the Securities and Exchange Commission on March 28, 2012 that was included in Note B and charged-off. The split note loans have an interest rate that is 275 basis points below their original restructured rate for a period of two years, and 475 basis points below their original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. This relationship was performing in accordance with its restructured terms at June 30, 2012. The property securing Loan A-3 was sold on contract in April 2012 for $2.2 million. The buyer made a down payment of $50,000 and pays a monthly principal and interest payment, based on a 5% interest rate and a 30 year term. This land contract has a balloon payment in April 2014.

•	Loan Relationship B. The loans comprising Loan Relationship B were originally restructured in June, 2010, with an aggregate carrying value of $4.1 million until their restructuring in the quarter ended March 31, 2011. These loans are secured by a first mortgage on two separate retail strip shopping centers and a single purpose commercial use property. All three loans are included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at June 30, 2011 and June 30, 2010. In the “Credit Risk Profile by Internally Assigned Grade” table on page 55, these loans were classified as “Nonresidential real estate, Substandard” at June 30, 2012 and June 30, 2011. At the time of the original restructuring, the property value was based primarily on the collateral’s cash flow, including required personal cash infusions from the co-borrowers. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. One of the borrowers is a corporate entity. The principals of the corporate borrower are also co-borrowers on the note. At the time of the restructuring, the Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of potential future losses. The restructured loans were considered impaired at June 30, 2010 with an allowance for loan loss of $600,000 to reflect the reduction in carrying value resulting from the exclusion of the required personal cash infusions from the co-borrowers from the calculation of the carrying value. In March, 2011, the loans comprising Loan Relationship B again were experiencing cash flow problems. The cash flow problems experienced were the combined effect of the level of the required monthly loan payments, decreases in rental revenue from the properties, and failure to pay real estate property taxes. Due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Therefore, in March 2011, the two loans secured by the two separate retail strip shopping centers were combined and refinanced into two loans, using the split note strategy. The first loan was for $2.4 million and was classified as substandard and was a troubled debt restructuring because of a below market interest rate. The second loan was for $1.3 million and was charged-off. In March 2011, the loan secured by the single purpose commercial use property was also refinanced into two loans, using the split note strategy. The first loan was for $238,000 and was classified as substandard and was a troubled debt restructuring because of a below market interest rate. The second loan was for $169,000 and was charged-off. The restructured loans have an interest rate that is 275 basis points lower than the 2010 restructured rate for a period of two years, and 500 basis points below their original rates. The loan secured by the two retail strip shopping centers was classified as substandard and the loan secured by the single purpose commercial use property was classified as substandard, were both included in “Nonaccrual restructured loans, Nonresidential real estate” as of June 30, 2012. At the end of the two year period, balloon payments are due, unless the borrower refinances the loans into a market rate loan at that time. In May 2012, the loan secured by the two retail strip shopping centers experienced the loss of a major tenant. As a result of the decrease in cash flow, the Bank had the two retail strip shopping centers appraised in June 2012. The appraisal reflected that the value of the properties declined to $1.45 million from the previous appraisal of $2.95 million in February 2011. Management has determined that this loan will ultimately be settled through the sale of the property. A charge-off in the amount of $956,000 was established in the quarter ended June 30, 2012 based on the most recent appraisal indicating a known loss, and an additional impairment of $189,000 was established based on the Bank’s experience in settling foreclosed property. The carrying value of this loan is classified as substandard, and this loan is a troubled debt restructuring. The Bank also appraised the single purpose commercial use property in June 2012. The value of this property declined to $225,000 from $325,000 in February 2011 due to decreased cash flow from the current tenant. Management decided that this loan would also be settled from the sale of the property. A charge-off in the amount of $22,000 was established based on the most recent appraisal indicating a known loss, and an additional impairment of $29,000 was established based on the Bank’s experience in settling foreclosed property. The carrying value of this loan is classified as substandard, and this loan is a troubled debt restructuring. The loans were performing in accordance with their restructured terms at June 30, 2012.

•	Loan Relationship C. The original two loans included in this relationship had an aggregate value of $2.1 million prior to being restructured in the quarter ended March 31, 2011. One loan is secured by a first mortgage on a single-family home. One loan is secured by a 24-unit apartment complex, six one- to four-family residential properties and ten residential building lots. In March 2011, these two loans were restructured into two loans, using the split note strategy. The two loans using the split note strategy had an aggregate carrying value of $1.5 million at June 30, 2012. The Note A loan is included in the above table in “Accruing restructured loans” at June 30, 2012, and in “Nonaccrual restructured loans, Multi-family real estate” at June 30, 2011. The original two loans are included in the above table in “Nonaccrual restructured loans, Multi-family real estate” at June 30, 2010. In the “Credit Risk Profile by Internally Assigned Grade” table on page 55, the Note A loan is classified as “Multi-family real estate, Substandard” at June 30, 2012 and June 30, 2011, respectively. The loans comprising Loan Relationship C were originally restructured in August 2009. At the time of the first restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $29,000. In August 2009, the loans were originally restructured by reducing the interest rates on the loans by a range of 400 to 600 basis points to a rate that was 300 basis points below market rate. These loans were performing at the initial time of the restructuring in August 2009, but the borrowers were beginning to experience cash flow difficulties. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. At the time the loans were initially restructured, independent appraisals were performed on each piece of underlying collateral. These appraisals supported the aggregate $2.1 million carrying value of the two loans. One of the borrowers is a corporate entity, with one principal who has personally signed on the loan. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrower and determined that the co-borrower was not expected to cover a total loss, but would mitigate the amount of potential future losses. Based on the restatement of the June 30, 2010 audited consolidated financial statements, these loans were considered impaired at June 30, 2010, with an allowance for loan losses of $675,000 established to reflect the reduction in the carrying value resulting from the exclusion of the required personal cash infusions from the calculation of the carrying value. During the quarter ended March 2011, the borrower again began to experience cash flow difficulties and these loans were refinanced through a troubled debt restructuring. The cash flow problems contributed to the combined effect of the failure to pay required monthly loan payments, the failure to pay association dues, and the failure to pay real estate property taxes. Due to certain financial difficulties experienced by the co-borrower, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrower was unable to mitigate the losses on the loan. As stated above, based upon a cash flow analysis of the properties performed by management, the loans were restructured during the quarter ended March 31, 2011, utilizing the split note strategy. After the restructuring, the previous aggregate balance of $2.1 million was split into two notes with Note A having a balance of $1.5 million which was classified as substandard, and Note B having a balance of $626,000 which was charged-off. A restructuring fee of $14,000 was charged and included in Note B at March 31, 2011. The restructured loans have an interest rate that is 275 basis points lower than the 2010 restructured rate for a period of two years, and 675 to 875 basis points below the original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. At June 30, 2012, the carrying value of Note A was $1.5 million. This relationship was performing in accordance with its restructured terms at June 30, 2012, and no further impairments have been recorded since the most recent restructuring.

•	Loan Relationship D. The loan comprising Loan Relationship D was originally restructured in December 2008. The loan is secured by a first mortgage on a 62-unit apartment complex near a college campus. The loan was made in 2008 to a seasoned property manager who made major improvements to the property. The property was purchased in December 2008 from a Bank borrower who was delinquent at the time of acquisition. At the time the loan was acquired from the delinquent borrower in 2008, it was restructured with a new borrower, in lieu of foreclosure, pursuant to which the Bank loaned the borrower funds to purchase and renovate the property. At the time of the restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $113,000. We have no personal guarantee or co-borrower on this loan. The loan required interest only payments through December 2011. In January, 2012, the interest rate on the loan was adjusted to the prime interest rate as published by The Wall Street Journal, plus a spread. At the time of the acquisition, management believed that the new borrower would be able to renovate the property with a view toward improving the property’s cash flow, and in turn, the performance of the loan. After the closing of the loan, the borrower completed renovations to the property and the cash flow of the property has improved. At the time the loan was made, an independent appraisal was performed on the collateral underlying the loan. This appraisal supported the $1.6 million carrying value of the loan. In November 2011, the borrower approached the Bank and expressed concern about being able to pay the principal and interest payment that would go into effect in January 2012. The internal cash flow analysis completed by the Bank indicated that the payment could be made based on the higher monthly occupancy rates after the renovations were completed. An appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in December 2011, and the appraised value of the property had decreased to $1.4 million. Therefore, this loan was restructured into two loans using the split note strategy. Based on the cash flows supported by the property, the first loan was originated for $1.3 million at a market interest rate. This loan was put on nonaccrual, classified as substandard, and reported as a troubled debt restructuring. The second loan was originated for $393,000 and was charged-off in December 2011. At June 30, 2012, the carrying value of the first loan was $1.3 million. This loan has performed in accordance with its restructured terms for six months. Therefore, as of June 30, 2012 this loan is included in “Accruing restructured loans” in the above table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 55, this loan was classified as “Multi-family residential real estate, Substandard,” at June 30 2011, and the carrying value of Loan A was classified as “Multi-family residential real estate, Substandard,” at June 30, 2012. At June 30, 2012, this loan was performing in accordance with its restructured terms.

•	Loan Relationship E. Two loans (which consisted of one note prior to the use of the split note strategy) with an aggregate carrying value of $538,000 at June 30, 2012, secured by nonresidential real estate. Note A is included in the above table in “Accruing restructured loans” at June 30, 2012, and in “Nonaccrual restructured loans, Nonresidential real estate” at June 30, 2011, June 30, 2010 and June 30, 2009. In the “Credit Risk Profile by Internally Assigned Grade” table on page 55, these loans were classified in “Nonresidential real estate, Substandard” at June 30, 2012 and June 30, 2011, respectively. The loan was structured in April, 2010, and a new appraisal was obtained. At June 30, 2010, the charge-off to the general allowance for loan losses, based upon the appraisal, was $308,000. The restructured loan had payments deferred for one year, while accruing interest at a market rate. This loan was scheduled to undergo an interest rate and payment reset in February, 2011, pursuant to the terms of the note. We have no personal guarantee or co-borrower on this loan. At the time of the loan adjustment period, it became apparent the borrower was going to struggle to make the required monthly payments beginning in February, 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the split note strategy in March, 2011. The terms of Note A were calculated using current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of approximately 1.5x, which is more stringent than our normal underwriting standards. A restructuring fee of $9,000 was charged and included in Note B at March 31, 2011. After the restructuring in March, 2011, Note A was in the amount of $569,000 and Note B was in the amount of $508,000, all of which was charged-off in the quarter ended March 31, 2011 inclusive of the previous specific reserve of $308,000. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. At June 30, 2012, the carrying value of this loan was $538,000, and no further impairments have been recorded since the most recent restructuring. This relationship was performing in accordance with its restructured terms at June 30, 2012.

•	Loan Relationship F. This relationship consists of two loans (based on the split note strategy) with an aggregate carrying value of $456,000 at June 30, 2012. These loans are secured by single-family and multi-family residential real estate. Note A is included in the above table as “Accruing restructured loans, at June 30, 2012, and as “Nonaccrual restructured loans, Multi-family real estate” at June 30, 2011. The two loans in this relationship were included in “Nonaccrual restructured loans, Multi-family real estate at June 30, 2010. In the “Credit Risk Profile by Internally Assigned Grade” table on page 55, these loans were classified as “Multi-family real estate, Substandard” at June 30, 2012 and June 30, 2011, respectively. The original loan was initially restructured using the split note strategy in June, 2010 based on an 80% loan-to-value ratio derived from an April, 2010 appraisal. The loans were considered impaired at June 30, 2010 with an additional increase in the allowance for loan losses of $117,000 to reflect the reduction in carrying value resulting from the exclusion of the required personal cash infusions from the co-borrower from the calculation of the carrying value. At December 31, 2010, the loan was 160 days delinquent. The delinquency was a result of personal problems between the borrowers affecting their ability to manage the multi-family residential real estate and the single-family real estate. The personal problems between the borrowers also resulted in the borrowers’ inability to make the required personal cash infusions. In the latter part of 2010 and into early 2011, one of the borrowers effectively took control of the multi-family residential real estate and the single-family real estate, and brought the business current with respect to property taxes, refunds to former tenants, and made required monthly loan payments in January and February, 2011. Other than the January and February 2011 loan payments, the borrowers were unable to bring the loan current under their current cash flow. Based upon those developments, management completed a detailed analysis of the total lending relationship with the borrowers. As a result of this analysis, these loans were again restructured, using the split note strategy in March, 2011. The terms of Note A were calculated using current financial information to determine the amount of the payment at which the borrowers would have a debt service coverage ratio of approximately 1.5x, which is more stringent than our current underwriting standards. A restructuring fee of $7,000 was charged and included in Note B at March 31, 2011. The borrower is a corporate entity, with two principals, who also individually signed the loan as co-borrowers. After the restructuring in March, 2011, Note A was for $475,000 and Note B in the amount of $405,000 was charged-off in the quarter ended March 31, 2011, including $188,000 that was charged-off against the general allowance for loan losses. At the end of the two year period, a balloon payment is due, unless the borrower refinances into a market rate loan at that time. The loan has performed in accordance with its restructured terms, and no further impairments have been recorded since the most recent restructuring.

•	Loan Relationship G. A loan which is secured by a 93-pad mobile home park, and an 87-pad mobile home park, is included in the above table in “Nonaccrual Loans, Multi-family real estate” as of June 30, 2012 and June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table on page 55, this is classified as Multi-family residential real estate, Substandard, at June 30, 2012 and June 30, 2011. The borrowers are two limited liability corporations and the two co-borrowers are the principals of the corporations. This loan is a participation loan with another financial institution. The Bank is the lead lender and has a 79% interest in the loan. The borrowers approached the Bank in May, 2011 and stated they were having cash flow problems even though the loan was current. The Bank received updated financial information following this conversation. The financial information showed there were cash flow problems, but that the co-borrowers had been infusing their personal funds. Based on the cash flow of the properties, the Bank established an impairment in the amount of $400,000, effective June 30, 2011, based on the information available when the June 30, 2011, financial statements were issued. At June 30, 2011, the Bank’s portion of the loan balance was $2.1 million, and the carrying value of the Bank’s portion of the loan was $1.7 million. At January 31, 2012, the loan was 39 days delinquent. The Bank was still not receiving current financial information; therefore, new appraisals were ordered. The appraisals were received in March 2012, in the total amount of $2.8 million. The borrower was able to bring the loan current by June 30, 2012. At June 30, 2012, UCB’s portion of the loan balance was $2.0 million, and the carrying value of the Bank’s portion of the loan was $1.7 million. At June 30, 2012, the loan was performing in accordance with its restructured terms.

•	Loan Relationship H. This relationship consists of one loan which is secured by a first lien on an 18-unit apartment complex, a single-family dwelling, and a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. This loan is included in the above table, as “Nonaccrual loans, multi-family real estate” as of June 30, 2012, June 30 2011, and June 30 2010. In the “Credit Risk Profile by Internally Assigned Grade” table on page 55, this relationship is classified as “Multi-family residential real estate, Substandard” at June 30, 2012, and June 30, 2011. The borrower is a limited liability corporation and the two co-borrowers are principals of the limited liability corporation. As stated above this loan was classified as substandard at June 30 2011. Also, as of June 30, 2011, the impairment amount was $490,000 and the carrying value of the loan was $763,000. The interest rate was to reset to 5.75% on June 1, 2012. The borrower indicated the cash flow of the property could not afford the increase in interest rate. Based on these facts, the Bank has decided to implement the split note strategy. Appraisals were ordered in April 2012, received in June 2012, and indicated a collateral value of $978,000 on properties for which UCB has a first lien. The Bank recorded a charge-off as of June 30, 2012, of $481,000, to reflect the carrying value of the loan at $744,000. No additional loss is expected to be incurred when the loan is restructured using the split note strategy in the first quarter of fiscal 2013. This loan is performing in accordance with its restructured terms at June 30, 2012.

•	Loan Relationship I. This relationship is comprised of one loan which is secured by an industrial/office nonresidential property included in the above table, in “Nonaccrual loans nonresidential real estate” as of June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 55, this is classified as “Nonresidential real estate, Substandard” at June 30, 2012, and June 30, 2011. The borrower is a limited liability corporation and the two co-borrowers are principals of the limited liability corporation. The borrower approached United Community Bank in March 2012, indicating that a major tenant was not going to renew its lease in November 2012. However, the tenant would remain in the property until its lease expired. United Community Bank ordered an appraisal based on this information. The appraisal was received in March 2012 and reflected a value of $900,000. At March 31, 2012, the carrying value of the loan was reduced by $177,000 to $819,000. After the 2011 tax returns were received late in the second quarter of 2012, the Bank conducted further cash flow analyses and determined that the only way the loan would be paid off would be to sell the property. United Community Bank recorded a charge-off of $146,000 based on the most recent appraisal, and an impairment in the amount of $120,000 was established as an estimate to impair the loan further based on United Community Bank’s experience in settling foreclosed properties. The carrying value of the loan was $717,000 at June 30, 2012. The borrower has continued to make the required monthly principal and interest payments through June 30, 2012. However, due to the uncertainty of replacing the major tenant, United Community Bank has the loan on nonaccrual at June 30, 2012, and has impaired the loan as discussed above.

The following table summarizes all Note A / B format loans at June 30, 2012 and 2011:

At June 30, 2012	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)
Nonresidential real estate	$3,859	$2,382	$6,241	4	4
Multi-family residential real estate	5,843	2,816	8,659	6	6
One- to four-family residential real estate	137	60	197	1	1

Total (1)	$9,839	$5,258	$15,097	11	11

At June 30, 2011	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)
Nonresidential real estate	$4,006	$2,382	$6,388	4	4
Multi-family residential real estate	3,457	2,008	5,465	4	4
One- to four-family residential real estate	137	60	197	1	1

Total (2)	$7,600	$4,450	$12,050	9	9

(1)	Included in this total are an aggregate of $7.4 million comprised of Note As and $4.1 million comprised of Note Bs that are included in the discussion of Loan Relationships A, B, C, D, E and F.

(2)	Included in this total are an aggregate of $6.3 million comprised of Note As and $3.7 million comprised of Note Bs that are included in the discussion of Loan Relationships A, B, C, E and F.

There was one loan utilizing the Note A/B strategy at June 30, 2010. Note A, totaling $631,000 and Note B, totaling $217,000 were included in “Nonaccrual restructured loans, Multi-family residential real estate” at June 30, 2010. Also at June 30, 2010, a specific allowance (as part of the allowance for loan losses) had been established for the $217,000 included in Note B as well as a $117,000 specific allowance with respect to Note A. There were no loans utilizing the split note strategy prior to 2010. See the discussion of Loan Relationship F above for additional information.

As evidenced by our loans receivable greater than 30 days past due and accruing in the multi-family residential real estate and nonresidential real estate portfolios of $688,000 at June 30, 2012, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or modified terms, as applicable.

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

	At June 30, 2012
	Loan Status
	Accrual	Nonaccrual	Total Unpaid Principal Balance	Related Allowance	Recorded Investment
	(Dollars in thousands)
One- to four-family residential real estate	$2,374	$2,601	$4,975	$26	$4,949
Multi-family residential real estate	7,715	4,251	11,966	165	11,801
Nonresidential real estate	3,122	2,987	6,109	465	5,644
	$13,211	$9,839	$23,050	$656	$22,394
Number of loans	14	34

	At June 30, 2011
	Loan Status
	Accrual	Nonaccrual	Total Unpaid Principal Balance	Related Allowance	Recorded Investment
	(Dollars in thousands)
One- to four-family residential real estate	$4,128	$1,653	$5,781	$—	$5,781
Multi-family residential real estate	2,041	10,358	12,399	1,173	11,226
Nonresidential real estate	2,599	4,146	6,745	—	6,745
Total	$8,768	$16,157	$24,925	$1,173	$23,752
Number of loans	28	24

	At June 30, 2010
	Loan Status
	Accrual	Nonaccrual	Total Unpaid Principal Balance	Related Allowance	Recorded Investment
	(Dollars in thousands)
One- to four-family residential real estate	$422	$903	$1,325	$159	$1,166
Multi-family residential real estate	1,981	3,739	5,720	1,804	3,916
Nonresidential real estate	2,600	4,966	7,566	1,276	6,290
Total	$5,003	$9,608	$14,611	$3,239	$11,372
Number of loans	5	14

Loans that were included in troubled debt restructurings at June 30, 2012 and 2011 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2012, there were 39 loans that required payments of principal and interest, and 9 loans that required interest payments only. At June 30, 2011, there were 43 loans that required payments of principal and interest, and nine loans that required interest payments only. At June 30, 2010, there were nine loans that required principal and interest payments, eight loans that required interest payments only, and two loans that did not require any payments until 2011. Although the economic trends during the year ended June 30, 2012 have been generally stable in our primary market area, Dearborn and Ripley Counties in Indiana, the overall increases in troubled debt restructurings from June 30, 2010 to June 30, 2012 are related to continued weakness in the local economy resulting from the national economic downturn that started in 2008.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, we account for those classifications when establishing a general allowance for loan losses. If we classify an asset as substandard, doubtful or loss, we establish a specific allocation for the asset at that time.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2012	2011
	(In thousands)
Special mention assets	$11,715	$13,488
Substandard assets	32,074	28,455
Total classified assets	$43,789	$41,943

At June 30, 2012:	Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(in thousands)
Grade:
Pass	$108,642	$34,380	$11,836	$15,423	$30,379	$510	$2,577	$6,015	$209,762
Watch	6,503	683	4,059	10,223	11,250	479	836	615	34,648
Special mention	268	24	827	347	10,249	—	—	—	11,715
Substandard	6,288	508	1,099	16,332	7,245	200	28	374	32,074
Total	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199

At June 30, 2011:	Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$100,380	$35,893	$13,234	$17,140	$36,307	$273	$2,663	$4,208	$210,098
Watch	6,805	378	2,865	13,023	11,845	644	1,322	1,911	38,793
Special mention	1,002	127	1,030	1,593	9,573	—	—	163	13,488
Substandard	4,715	241	1,122	14,540	7,431	167	—	239	28,455
Total	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2012		2011		2010
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Residential real estate:
One- to four-family	$2,711	$355	$1,155	$1,093	$1,083	$515
Multi-family	489	—	—	—	—	—
Nonresidential real estate and land	207	306	732	307	648	3,598
Consumer and other loans	441	15	665	187	728	337
Total	$3,848	$676	$2,552	$1,587	$2,459	$4,450

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans no less than quarterly. When additional allowances are necessary, a provision for loan losses is charged to earnings. The recommendations for increases or decreases to the allowance are presented by management to the Board of Directors. Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allocation on identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio.

Allowance Required for Identified Impaired Loans. We establish a specific allocation of the general allowance or a charge off on certain identified impaired loans based on such factors as: (1) the strength of the property’s or the business’ cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for homogenous loans and loans that are not 90 days delinquent to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning historical loss percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.

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

We also identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. On a monthly basis, management reviews all substandard commercial loans and all loans that are more than 30 days delinquent. On a quarterly basis, management reviews all classified assets and on an annual basis, management reviews all major lending relationships (relationships greater than $1.0 million). The review of major lending relationships includes completing an updated property inspection report, and obtaining current tax returns and financial information about the borrower and the property. When collateral dependent impaired loans are identified, management will reduce the loan to fair value and charge-off the difference between the outstanding balance and fair value to the allowance for loan losses. Impaired loans measuring fair value under the present value of cash flows are allocated a portion of the general allowance using a specific allocation to reduce the loans’ carrying value to the present value of estimated cash flows. No less than quarterly, management will review the allowance for loan losses based upon the criteria discussed above and make adjustments to the allowance accordingly.

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

At June 30, 2012, our allowance for loan losses represented 1.95% of total loans and 34.8% of nonperforming loans and amounted to $5.6 million. At June 30, 2011, our allowance for loan losses represented 1.83% of total loans and 25.9% of nonperforming loans and amounted to $5.3 million at such date compared to $8.0 million at June 30, 2010. At June 30, 2010, our allowance for loan losses represented 2.54% of total loans and 46.5% of nonperforming loans.

From June 30, 2011 to June 30, 2012, the loan portfolio experienced decreases of $4.5 million in nonperforming loans, $4.4 million in nonperforming assets, and $1.9 million in troubled debt restructurings. Classified assets increased $1.8 million. A review of these factors resulted in the determination to establish a loan loss provision of $3.7 million for the year ended June 30, 2012 in order to increase the coverage ratio of the allowance for loan loss to gross loans to account for an increase in loan loss experience factors, as well as the increase in loans that were 30-59 days delinquent. The fiscal 2012 decreases in nonperforming loans, nonperforming assets, and troubled debt restructurings were the result of troubled debt restructuring loans making payments in accordance with their restructured terms for sufficient periods of time to allow the loans to be placed on accruing status. For more information on the Note A/B strategy and the related charge-offs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Strategy – Improving our asset quality.” When a loan first becomes a troubled debt restructuring, it is included in nonaccrual loans until a history of at least six consecutive monthly payments can be established. Troubled debt restructurings are also classified as substandard assets for the life of the restructured terms. Because nonaccrual loans are included in nonperforming loans and nonperforming assets and are also considered classified assets, the payment in accordance with restructured terms of the troubled debt restructurings by certain of the restructured loans permit them to be re-classified as performing was the primary reason for the decrease in nonperforming loans and nonperforming assets.

Additionally, from June 30, 2011 to June 30, 2012 the loan portfolio experienced an aggregate decrease of $385,000 in loans 30-89 days delinquent. This change is attributable to the improved payment history of loan customers.

The provision for loan losses was $3.7 million for the year ended June 30, 2012 and $4.1 million for the year ended June 30, 2011. The amount of the provision in the year ended June 30, 2012 was the result of continued weakness in nonresidential and multi-family markets, primarily reflecting charge-offs on two loans that were restructured into a split Note A/B during 2012 and the one previously restructured relationship that experienced further weaknesses with the loss of tenants during 2012. The amount of the provision in the year ended June 30, 2011 was primarily the result of the increase in troubled debt restructurings. As previously discussed, the increase in troubled debt restructurings adversely impacted nonaccrual loans, nonperforming loans, nonperforming assets, and classified assets. The increased provision was necessary to replenish the allowance for loan losses following the recognition of charge-offs related to several restructured loans.

The ratio of the allowance for loan losses to nonperforming loans (coverage ratio) increased from 25.9% to 34.8% from June 30, 2011 to June 30, 2012. This increase was a result of restructured loans performing in accordance with their restructured terms. At June 30, 2012 and 2011, troubled debt restructurings were 61.0% and 78.4% of nonperforming loans, respectively. Troubled debt restructurings have generally been charged off or written down to their fair value at the time of the restructuring. The fair value at the time of restructuring is determined by a recent independent appraisal or cash flow analysis of the underlying collateral. As a result of the recent fair value determinations of a majority of the loans that are included in nonperforming loans, the allowance for loan losses as a percentage of nonperforming loans increased from June 30, 2011 to June 30, 2012.

The following table illustrates the changes to the allowance for loan losses for the year ended June 30, 2012:

Allowance for Credit Losses and Recorded Investment in Loans Receivable for the year ended June 30, 2012

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Non-Owner- Occupied	Multi- Family	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335
Charge offs	(529)	(302)	—	(1,233)	(1,804)	—	(8)	(23)	$(3,899)
Recoveries	135	105	—	256	4	—	—	16	$516
Provision	260	364	124	282	2,620	—	7	5	$3,662

Ending Balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Balance, Individually Evaluated	$17	$—	$9	$487	$562	$—	$—	$—	$1,075
Balance, Collectively Evaluated	$649	$477	$227	$1,428	$1,720	$3	$11	$24	$4,539
Financing receivables: Ending Balance	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199
Ending Balance: individually evaluated for impairment	$5,992	$1,652	$1,051	$14,000	$7,177	$—	$28	$240	$30,140
Ending Balance: collectively evaluated for impairment	$102,175	$28,561	$16,019	$27,914	$47,307	$1,189	$3,330	$5,616	$232,111
Ending Balance: loans acquired at fair value	$13,534	$5,382	$751	$411	$4,639	$—	$83	$1,148	$25,948

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2012			2011			2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$902	16.1%	48.4%	$912	17.1%	45.1%	$419	5.2%	43.6%
Multi-family real estate	1,915	34.1	14.7	2,610	48.9	15.9	3,159	39.4	14.8
Nonresidential real estate	2,282	40.6	20.5	1,462	27.4	22.4	3,298	41.1	24.6
Land	11	0.2	1.2	12	0.2	1.4	10	0.2	1.7
Agricultural	-	-	1.1	6	0.1	0.5	18	0.2	0.6
Commercial	24	0.4	1.3	20	0.4	1.7	203	2.5	1.8
Consumer	477	8.5	12.4	310	5.8	12.6	908	11.3	12.4
Construction	3	0.1	0.4	3	0.1	0.4	4	0.1	0.5

Total allowance for loan losses	$5,614	100.0%	100.0%	$5,335	100.0%	100.0%	$8,019	100.0%	100.0%

Total loans	$288,199			$290,834			$315,254

	At June 30,
	2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
One- to four-family residential real estate	$215	5.1%	44.9%	$209	4.5%	46.5%
Multi-family real estate	322	7.6	17.0	315	6.8	15.1
Nonresidential real estate and land	3,207	76.1	24.2	3,753	81.3	23.1
Land	90	2.1	1.7	70	1.5	2.1
Agricultural	—	—	—	—	—	—
Commercial	54	1.3	1.6	7	0.2	2.1
Consumer	325	7.8	10.0	265	5.7	10.2
Construction	—	—	0.6	—	—	0.9
Total allowance for loan losses	$4,213	100.0%	100.0%	$4,619	100.0%	100.0%
Total loans	$277,302			$289,744

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$5,335	$8,019	$4,213	$4,619	$2,671
Provision for loan losses	3,662	4,140	4,847	2,447	4,718
Charge-offs:
One- to four-family residential real estate	529	803	124	101	343
Land	8	—	—	2,537	—
Nonresidential real estate	1,804	3,065	33	—	2,440
Multi-family real estate	1,233	2,008	834	51	—
Consumer and other loans	325	997	96	182	—
Total charge-offs	3,899	6,873	1,087	2,871	2,783

Recoveries:
One- to four-family residential real estate	135	26	2	5	—
Nonresidential real estate and land	4	7	19	—	—
Multi-family real estate	256	—	5	—	—
Consumer and other loans	121	16	20	13	13
Total recoveries	516	49	46	18	13
Net charge-offs	(3,383)	(6,824)	(1,041)	(2,853)	(2,770)
Loss on restructuring of loans	—	—	3	51	—
Allowance at end of period	$5,614	$5,335	$8,019	$4,213	$4,619
Allowance to nonperforming loans	34.79%	25.90%	46.47%	70.51%	62.00%
Allowance to total loans outstanding at the end of the period	1.95%	1.83%	2.54%	1.52%	1.59%
Net charge-offs to average loans outstanding during the period	1.19%	2.30%	0.38%	1.00%	1.06%

The charge-offs in the year ended June 30, 2012 were primarily the result of reductions in the appraised values of collateral related to nonperforming loans.

The charge-offs in the year ended June 30, 2011 were primarily the result of the previously mentioned restructurings of 13 loans having an aggregate outstanding principal balance of $18.0 million.

Charge-offs in the year ended June 30, 2010 were primarily the result of one loan secured by a mobile home park. The loan was charged-off in September, 2009 and taken into other real estate owned at that time. The property was sold in February, 2010 and we restructured the loan to the new borrower as a troubled debt restructuring. The loan is included in “Accruing restructured loans” and was performing in accordance with its restructured terms at June 30, 2012.

Charge-offs in the year ended June 30, 2009 primarily resulted from four loans comprising two lending relationships. Three of the loans, included in one relationship for a landscape nursery, were charged-off in August, 2008, the inventory and assets from the business were liquidated, and the real estate was taken into other real estate owned. The real property was sold in June, 2009 and we financed the sale as a troubled debt restructuring. Due to its performance history, it was classified as an accruing troubled debt restructuring and was performing according to its restructured terms at June 30, 2012. The fourth loan was related to Loan Relationship D included in “—Analysis of Nonperforming and Classified Assets.” In December 2011, this loan was restructured into two loans using the Note A/B split note strategy. The A loan has performed in accordance with its restructured terms for six months. At June 30, 2012, this loan was classified as nonaccrual troubled debt restructuring. The B loan was charged off in December, 2011.

The charge-offs in the year ended June 30, 2008 were primarily the result of the two loans that were foreclosed and taken into other real estate owned in May, 2008. One property, a golf course, was sold in December, 2009. We provided the sales financing and restructured the loan as a troubled debt restructuring due to additional collateral that was provided by the borrower at the time of restructuring. This loan was performing according to terms and was considered an accruing troubled debt restructuring at June 30, 2012. The other property is land held for future residential development by the borrower that is adjacent to the aforementioned golf course. This property is included in other real estate owned at June 30, 2012.

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

Economic Value of Equity Analysis. We use an economic value of equity analysis prepared by a consulting firm to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points.

The following table presents the change in our net economic value of equity at June 30, 2012 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
300	$44,300	$(16,896)	(27.61)%	9.50%
200	48,662	(12,534)	(20.48)%	10.18%
100	56,536	(4,660)	(7.61)%	11.46%
0	61,196	—	—	12.08%
(100)	65,083	3,887	6.35%	12.60%
(200)	58,396	(2,800)	(4.58)%	11.44%

The model uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $29.1 million at June 30, 2012. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $80.9 million at June 30, 2012. Total securities classified as available-for-sale were $145.9 million at June 30, 2012. In addition, we had the ability to borrow a total of approximately $92.1 million from the Federal Home Loan Bank of Indianapolis at June 30, 2012.

At June 30, 2012, United Community Bank’s total commitment to extend credit at variable rates was $29.1 million. The amount of fixed-rate commitments was approximately $911,000 at June 30, 2012. The fixed-rate loan commitments at June 30, 2012 have interest rates ranging from 2.88% to 3.88%. In addition, the Bank had $334,000 of letters of credit outstanding at June 30, 2012. Certificates of deposit due within one year of June 30, 2012 totaled $117.7 million. This represented 61.5% of certificates of deposit at June 30, 2012. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2012.

		Payments Due By Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in Thousands)
Long-term debt obligations	$10,833	$833	$2,000	$2,500	$5,500
Operating lease obligations	33	16	17	-	-
Total	$10,866	$849	$2,017	$2,500	$5,500

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2012	2011
	(Dollars in thousands)
Investing activities:
Loans disbursed or closed	$(71,403)	$(65,984)
Loan principal repayments	58,678	75,538
Proceeds from maturities and principal repayments of securities	39,325	48,441
Proceeds from sales of securities available-for-sale	85,494	50,622
Purchases of securities	(152,404)	(104,381)
Increases in bank owned life insurance policies	(1,807)	(499)
Capital expenditures	(235)	(434)
Financing activities:
(Decrease) increase in deposits, net of acquisition	13,902	(16,992)
Borrowings from Federal Home Loan Bank	10,000	-
Repayments of Federal Home Loan Bank advances	(1,000)	(1,000)
Dividends paid to stockholders	(1,364)	(1,357)
Repurchases of common stock	(31)	(37)

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Institution Regulation—Capital Requirements,” and Note 16 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 14 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K. We currently have no plans to engage in hedging activities in the future.

For the year ended June 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting as of June 30, 2012 was effective.

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

September 7, 2012

Report of Independent Registered

Public Accounting Firm

To the Board of Directors of

United Community Bancorp and Subsidiaries:

We have audited the consolidated statements of financial condition of United Community Bancorp and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Community Bancorp and Subsidiaries as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

September 7, 2012

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	June 30, 2012	June 30, 2011
Assets

Cash and due from banks	$1,872	2,543
Interest-earning deposits in other financial institutions	27,207	28,616
Cash and cash equivalents	29,079	31,159

Investment securities:
Securities available for sale - at estimated market value	21,275	49,230
Securities held to maturity - at amortized cost	493	564
Mortgage-backed securities available for sale - at estimated market value	124,621	74,119

Loans receivable, net	283,154	285,877
Loans available for sale	393	196

Property and equipment, net	7,062	7,396
Federal Home Loan Bank stock, at cost	6,588	2,507
Accrued interest receivable:
Loans	1,137	1,291
Investments and mortgage-backed securities	585	681
Other real estate owned, net	197	139
Cash surrender value of life insurance policies	10,010	7,882
Deferred income taxes	3,004	2,880
Prepaid expenses and other assets	4,913	5,060
Goodwill	2,522	2,522
Intangible asset	870	1,028
Total assets	495,903	$472,531

Liabilities and Stockholders' Equity

Deposits	$426,967	413,091
Advances from FHLB	10,833	1,833
Accrued interest on deposits	33	44
Accrued interest on FHLB advance	8	3
Advances from borrowers for payment of insurance and taxes	325	230
Accrued expenses and other liabilities	2,749	3,184
Total liabilities	440,915	418,385

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued at June 30, 2012 and 2011; 7,834,782 and 7,840,382 shares outstanding at June 30, 2012 and 2011, respectively	36	36
Additional paid-in capital	36,958	37,089
Retained earnings	27,060	26,435
Less shares purchased for stock plans	(2,416)	(2,775)
Treasury Stock, at cost - 629,218 shares at June 30, 2012 and 623,628 shares at June 30, 2011	(7,122)	(7,091)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	472	452

Total stockholders' equity	54,988	54,146

Total liabilities and stockholders' equity	$495,903	$472,531

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the year ended June 30,
(In thousands, except per share data)	2012	2011

Interest income:
Loans	$15,159	$16,958
Investments and mortgage-backed securities	3,027	2,888
Total interest income	18,186	19,846
Interest expense:
Deposits	4,176	5,516
Borrowed funds	112	71
Total interest expense	4,288	5,587

Net interest income	13,898	14,259

Provision for loan losses	3,662	4,140

Net interest income after provision for loan losses	10,236	10,119

Other income:
Service charges	2,423	2,392
Gain on sale of loans	505	519
Gain on sale of investments	1,464	584
Loss on sale of other real estate owned	(9)	(10)
Income from bank owned life insurance	321	274
Other	273	279
Total other income	4,977	4,038

Other expense:
Compensation and employee benefits	6,826	6,610
Premises and occupancy expense	1,317	1,325
Deposit insurance premium	281	775
Advertising expense	379	408
Data processing expense	1,356	1,161
Provision for loss on real estate owned	47	-
Acquisition expense	-	38
Intangible amortization	158	372
Professional fees	767	522
Other operating expenses	1,305	1,275
Total other expense	12,436	12,486

Income before income taxes	2,777	1,671

Income tax provision	788	501

Net income	$1,989	$1,170

Basic and diluted earnings per share	$0.26	$0.15

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the year ended
	June 30,
	2012	2011

Net income	$1,989	$1,170

Other comprehensive income, net of tax
Unrealized gain on securities available for sale	913	311

Reclassification adjustment for gains on securities available for sale included in income	(893)	(356)

Total comprehensive income	$2,009	$1,125

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

(In thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Shares Purchased for Stock plans	Treasury Stock	Unrealized Gain (Loss) on Securities Available for Sale	Total

Balance at June 30, 2010	$36	$36,995	$26,622	$(3,042)	$(7,054)	$497	$54,054

Net income	-	-	1,170	-	-	-	1,170

Cash dividends of $0.44 per share*	-	-	(1,357)	-	-	-	(1,357)

Stock-based compensation expense	-	157	-	-	-	-	157

Amortization of ESOP shares	-	(63)	-	267	-	-	204

Shares repurchased	-	-	-	-	(37)	-	(37)

Unrealized loss on investments:

Net change during the period,net of deferred taxes of $23	-	-	-	-	-	(45)	(45)

Balance at June 30, 2011	$36	$37,089	$26,435	$(2,775)	$(7,091)	$452	$54,146

Net income	-	-	1,989	-	-	-	1,989

Cash dividends of $0.44 per share*	-	-	(1,364)	-	-	-	(1,364)

Stock-based compensation expense	-	48	-	-	-	-	48

Amortization of ESOP shares	-	(179)	-	359	-	-	180

Shares repurchased	-	-	-	-	(31)	-	(31)

Unrealized gain on investments:

Net change during the period, net of deferred taxes of $14	-	-	-	-	-	20	20

Balance at June 30, 2012	$36	$36,958	$27,060	$(2,416)	$(7,122)	$472	$54,988

* paid on all shares other than those held by United Community MHC

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the year ended
	June 30,
(In thousands)	2012	2011

Operating activities:
Net income	$1,989	$1,170
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	569	551
Provision for loan losses	3,662	4,140
Provision for loss on real estate owned	47	-
Deferred loan origination costs	(212)	(216)
Amortization of premium on investments	2,524	1,447
Proceeds from sale of loans	15,668	21,748
Loans disbursed for sale in the secondary market	(15,360)	(21,061)
Gain on sale of loans	(505)	(519)
Amortization of intangible asset	158	372
Amortization of acquisition-related loan yield adjustment	(182)	(124)
Amortization of acquisition-related credit risk adjustment	-	(102)
Amortization of acquisition-related CD yield adjustment	(26)	(97)
Gain on sale of investment securities	(1,464)	(584)
Loss on sale of other real estate owned	9	10
Increase in cash surrender value of life insurance	(321)	(274)
ESOP shares committed to be released	180	(87)
Stock-based compensation expense	48	157
Deferred income taxes	(139)	1,711
Effects of change in operating assets and liabilities:
Accrued interest receivable	250	318
Prepaid expenses and other assets	147	(1,608)
Accrued interest	(6)	(75)
Accrued expenses and other	(432)	16

Net cash provided by operating activities	6,604	6,893

Investing activities:
Proceeds from maturity of available for sale investment securities	14,000	29,802
Proceeds from sale of available for sale investment securities	29,216	17,712
Proceeds from maturity of held to maturity securities	71	67
Proceeds from repayment of mortgage-backed securities available for sale	25,254	18,572
Proceeds from sale of mortgage-backed securities available for sale	56,278	32,910
Proceeds from sale of other real estate owned	480	541
Purchases of available for sale investment securities	(14,170)	(35,817)
Purchases of mortgage-backed securities available for sale	(134,153)	(68,065)
Proceeds from sale of Federal Home Loan Bank stock	-	8
Purchases of Federal Home Loan Bank stock	(4,081)	(499)
Net decrease (increase) in loans	(1,139)	17,269
Purchase of bank owned life insurance	(1,807)	(499)
Capital expenditures	(235)	(434)

Net cash provided by (used in) investing activities	(30,286)	11,567

Financing activities:
Net increase (decrease) in deposits	13,902	(16,992)
Borrowings from Federal Home Loan Bank	10,000	-
Repayments of Federal Home Loan Bank advances	(1,000)	(1,000)
Dividends paid to stockholders	(1,364)	(1,357)
Repurchases of common stock	(31)	(37)
Net increase in advances from borrowers for payment of insurance and taxes	95	62

Net cash provided by (used in) financing activities	21,602	(19,324)

Net decrease in cash and cash equivalents	(2,080)	(864)

Cash and cash equivalents at beginning of period	31,159	32,023

Cash and cash equivalents at end of period	$29,079	$31,159

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Community Bancorp (the “Company”) is a Federally-chartered corporation, which was organized to be the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. United Community MHC, a Federally-chartered corporation, is the mutual holding company parent of the Company. At June 30, 2012, United Community MHC owned 59% of the Company’s outstanding common stock and must always own at least a majority of the voting stock of the Company. In addition to the shares of the Company, United Community MHC was capitalized with $100,000 in cash from the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in Southeastern Indiana. UCB Real Estate Management Holdings, LLC, a wholly-owned subsidiary of the Bank, was formed for the purpose of holding and operating real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc., a wholly-owned subsidiary of the Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

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

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with FASB Accounting Standards Codification (ASC) Topic 320, Investments. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank had no trading securities at June 30, 2012 or 2011. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

Securities are recorded net of applicable premium or discount with the premium or discount being amortized on the interest method over the estimated average life of the investment.

The Bank designates its investment in the U. S. League Intermediate-Term Portfolio, certain municipal bonds, and mortgage-backed securities as available for sale.

Gains and losses realized on the sale of investment securities are accounted for on the trade date using the specific identification method.

LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation allocations and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans held for sale are recorded at lower of cost or market, determined in the aggregate. Loans are designated for sale as a part of the Bank’s asset/liability management strategy. Market value is determined based on expected volatility in interest rates and the anticipated holding period before the loan is sold. Due to the holding period being short term, the market value and cost of the loan are approximately the same. The Bank had $393,000 and $196,000 in loans held for sale at June 30, 2012 and 2011, respectively.

The Bank defers all loan origination fees, net of certain direct loan origination costs, and amortizes them over the contractual life of the loan as an adjustment of yield in accordance with ASC 310-20, Receivables – Nonrefundable Fees and Other Costs.

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

The allowance for loan and lease losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s evaluation, which occurs no less than quarterly, of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent losses such as amount of loan, type of loan, concentrations, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, present value of expected future cash flows to support the loan, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

Although Management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank’s control.

The Bank’s internal asset review committee reviews each loan with three or more delinquent payments, and each loan ninety days or more past due as to principal or interest, and decides whether the circumstances involved give reason to place the loan on non-accrual status. The Board of Directors reviews this information as determined by the internal asset review committee each month. While a loan is classified as non-accrual, cash receipts are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction in the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance has been demonstrated. Interest income is generally recognized on a cash basis.

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Bank’s investment in multi-family and nonresidential loans, such loans are determined to be cash flow dependent or collateral dependent. Collateral dependent loans, as a practical expedient, are carried at the lower of cost or fair value based upon the most recent real estate appraisals. Cash flow dependent loans are carried at lower of cost or fair value based on the present value of expected future cash flows. Loans which are more than ninety days delinquent and are considered to constitute more than a minimum delay in repayment are evaluated for impairment at that time. It is the Bank’s policy to charge off unsecured credits that are one hundred and twenty days or more delinquent.

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

From time to time, as part of our loss mitigation strategy, loans may be renegotiated in a troubled debt restructuring (“TDR”) when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are considered to be nonperforming, until they have been performing under the new terms for at least six consecutive months. TDRs are accounted for as set forth in ASC 310, Receivables. A TDR may be on non-accrual or it may accrue interest. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for six consecutive months. However, a TDR may be placed on accrual immediately following the TDR in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.

Existing performing loan customers who request a loan modification (“non-TDR”) and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.

CONCENTRATION OF CREDIT RISK - The Bank has residential and commercial loans to customers in local counties in Southeastern Indiana, Northern Kentucky, and Southwestern Ohio. Although the Bank has a diversified loan portfolio, the ability of a substantial portion of its debtors to honor their contracts is dependent upon the local economy. Management maintains deposit accounts with financial institutions in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

OTHER REAL ESTATE OWNED - Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at lower of cost or market, with fair value based on the value of the underlying collateral at the date of foreclosure, and are transferred to the Bank’s wholly-owned subsidiary, UCB Real Estate Management Holdings, LLC. Holding costs, including losses from operations, are expensed when incurred. Valuations are periodically performed, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

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

The Company’s principal temporary differences between pretax financial income and taxable income result primarily from timing differences for certain components of compensation and post-retirement expense, book and tax bad debt deductions, depreciation and amortization of goodwill and other intangible assets.

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

EMPLOYEE STOCK OWNERSHIP PLAN - The Company accounts for the United Community Bank Employee Stock Ownership Plan (“ESOP”) in accordance with ASC 718-40, Compensation – Stock Compensation – Employee Stock Ownership Plans. ESOP shares pledged as collateral are reported as unearned ESOP shares in stockholders’ equity. As shares are committed to be released from collateral, the Bank will record compensation expense equal to the current market price of the shares. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is recorded to stockholders’ equity as an adjustment to capital. Additionally, the shares become outstanding for basic net income per share computations.

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

EARNINGS PER SHARE – Effective July 1, 2009, the Company adopted ASC 260-10-65-2, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This guidance concludes that non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, Earnings per Share, when computing basic and diluted earnings per share. The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

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

For each of the years ended June 30, 2012 and 2011, outstanding options to purchase 346,304 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	June 30,
	2012	2011

Basic weighted average outstanding shares	7,645,075	7,627,418
Effect of dilutive stock options	—	—
Diluted weighted average outstanding shares	7,645,075	7,627,418

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

Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually, to determine the reasonableness of the recorded amount. Potential goodwill impairment exists when the fair value of the reporting unit (as defined by GAAP) is less than its carrying value. An impairment loss is recognized in earnings only when the carrying amount of goodwill is less than its implied fair value.

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

Deposits

The fair values of passbook accounts, interest-bearing checking accounts, noninterest-bearing accounts, and money market savings and demand deposits approximate their carrying values. The fair values of fixed maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar maturities.

Advance from Federal Home Loan Bank

The fair value is calculated using rates available to the Company on advances with similar terms and remaining maturities.

Off-balance sheet items

Carrying value is a reasonable estimate of fair value. These instruments are generally variable rate or short-term in nature, with minimal fees charged.

ADVERTISING - The Company expenses advertising costs as incurred. Advertising costs consist primarily of television, radio, newspaper and billboard advertising.

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosure about Fair Value Measurements, under Topic 820, Fair value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3. This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 became effective during the year ended June 30, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective for the interim period ending September 30, 2011. The adoption of this remaining guidance did not have a material impact on the Company’s financial statements.

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

NOTE 2 – PLAN OF CONVERSION AND REORGANIZATION

The Boards of Directors of the MHC, the Company and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) on March 10, 2011 as amended on September 6, 2012. Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Indiana corporation named United Community Bancorp. As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of United Community Bancorp, the new Indiana corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of United Community Bancorp common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by United Community Bancorp, the Indiana corporation.

The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of the Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, the Bank will not be permitted to pay dividends on its capital stock to United Community Bancorp, its sole shareholder, if the Bank’s shareholder’s equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or a supplemental eligible account holder’s interest in the liquidation accounts.

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. If the conversion and public offering are not completed, all costs will be charged to expense in the period in which the public offering is terminated. Costs of $557,000 had been incurred and capitalized related to the conversion as of June 30, 2011. Additional costs of $712,000 have been incurred and capitalized related to the conversion during the year ended June 30, 2012. The Company previously filed a registration statement on Form S-1 with the SEC relating to the conversion and the public offering (“Registration Statement”). As of the date of the filing of this Form 10-K, the Company expects to file an amendment to the Registration Statement using the Company’s June 30, 2012 audited financial information.

NOTE 3 – INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities available for sale at June 30, 2012 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Mortgage-backed securities	$124,354	$566	$299	$124,621
Municipal bonds	20,548	693	93	21,148
Other equity securities	210	—	83	127
Total	$145,112	$1,259	$475	$145,896

Investment securities held to maturity at June 30, 2012 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$493	$—	$—	$493

Investment securities available for sale at June 30, 2011 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Mortgage-backed securities	$73,827	$364	$72	$74,119
U. S. Government corporations and agencies	28,817	39	—	28,856
Municipal bonds	19,744	544	44	20,244
Other equity securities	210	—	80	130
Total	$122,598	$947	$196	$123,349

Investment securities held to maturity at June 30, 2011 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$564	$—	$—	$564

Gross proceeds on the sale of investment and mortgage-backed securities were $85,494,000 and $50,622,000 for the years ended June 30, 2012 and 2011, respectively. Gross realized gains for the years ended June 30, 2012 and 2011 were $1,525,000 and $662,000, respectively. Gross realized losses for the years ended June 30, 2012 and 2011 were $61,000 and $78,000, respectively.

The amount of investment securities pledged as security for municipal deposits totaled $35.6 million as of June 30, 2012.

The mortgage-backed securities and municipal bonds available for sale have the following maturities at June 30, 2012:

	Amortized cost	Estimated market value
	(In thousands)

Due or callable in one year or less	$-	$-
Due or callable in 1 - 5 years	64,324	64,661
Due or callable in 5 - 10 years	70,110	70,410
Due or callable in greater than 10 years	10,468	10,698
Total debt securities	$144,902	$145,769

All other securities available for sale at June 30, 2012 are saleable within one year. The Company held $493,000 and $564,000 in investment securities that are being held to maturity at June 30, 2012 and 2011, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of June 30, 2012 (in thousands):

2013	18
2014	49
2015	176
2016	56
2017	60
2018 and thereafter	134
$493

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2012 and 2011:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2012
Municipal bonds	$7,334	$93	$-	$-	$7,334	$93
Mortgage-backed securities	48,166	299	-	-	48,166	299
Other equity securities	—	—	127	83	127	83

	$55,500	$392	$127	$83	$55,627	$475
Number of investments	24		1		25

June 30, 2011
Municipal bonds	$1,971	$26	$497	$18	$2,468	$44
Mortgage-backed securities	18,202	43	2,238	29	20,440	72
Other equity securities	—	—	130	80	130	80

	$20,173	$69	$2,865	$127	$23,038	$196
Number of investments	11		3		14

Securities available for sale are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. Management also assesses the nature of the unrealized losses, taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer or any credit enhancement providers, and the quality of the underlying collateral. Management does not intend to sell these securities in the foreseeable future, and does not believe that it is more likely than not that the Bank will be required to sell a security in an unrealized loss position prior to a recovery in its value. The decline in market value is due to changes in market interest rates. The fair values are expected to recover as the securities approach maturity dates.

The detail of interest and dividends on investment securities is as follows:

	For the year ended June 30,
	2012	2011
	(In thousands)
Taxable interest income	$2,081	$2,197
Nontaxable interest income	753	639
Dividends	193	52
Total	$3,027	$2,888

Mortgage-backed securities available for sale at June 30, 2012 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$67,299	$259	$132	$67,426
FHLMC	22,845	240	—	23,085
GNMA	34,210	67	167	34,110

	$124,354	$566	$299	$124,621

Mortgage-backed securities available for sale at June 30, 2011 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$51,620	$236	$4	$51,852
FHLMC	17,103	107	68	17,142
GNMA	5,104	21	—	5,125

	$73,827	$364	$72	$74,119

NOTE 4 – FINANCING RECEIVABLES
Financing receivables consist of the following:

	At June 30,
	2012	2011
	(In thousands)
Residential real estate
One- to four-family	$139,522	$131,153
Multi-family	42,325	46,296
Construction	1,189	1,084
Nonresidential real estate – commercial and office buildings	59,123	65,156
Agricultural	3,150	1,661
Land	3,441	3,985
Commercial	3,854	4,860
Consumer	35,595	36,639
	288,199	290,834

Less:
Allowance for losses, restated	5,614	5,335
Undisbursed portion of loans in process	355	333
Deferred loan costs, net	(924)	(711)
	$283,154	$285,877

As of June 30, 2012 and 2011, the Company was servicing loans for the benefit of others in the amount of $59,630,000 and $60,833,000, respectively. The Company recognized $505,000 and $519,000 of pre-tax gains on sale of loans during the years ended June 30, 2012 and 2011, respectively. The carrying value of mortgage servicing rights approximated $537,000 and $547,000 as of June 30, 2012 and 2011, respectively. No impairment has been identified on the mortgage servicing assets and correspondingly, no valuation allowance has been recognized as of June 30, 2012 and 2011. Amortization expense associated with mortgage servicing assets totaled $151,000 and $67,000 for the years ended June 30, 2012 and 2011, respectively.

The Company sells loans in the secondary market. Proceeds from the sales of mortgage loans totaled $15,668,000 and $21,748,000 during the years ended June 30, 2012 and 2011, respectively. The Company had $393,000 and $196,000 in one- to four-family fixed rate loans designated as held for sale at June 30, 2012 and 2011, respectively. It is generally management’s intention to hold all other loans originated to maturity or earlier repayment.

The following table provides information with respect to nonaccrual loans.

	At June 30,
	2012	2011
	(In thousands)
Nonaccrual loans:
One- to four-family – owner occupied	$2,322	$1,418
One- to four-family – non-owner occupied	90	234
Multi-family residential real estate	2,034	1,742

Nonresidential real estate – commercial and office buildings	1,077	566
Land	29	-
Consumer	508	240
Commercial	240	240
Restructured nonaccrual loans:
One- to four-family – owner occupied	$2,404	$1,318
One- to four-family – non-owner occupied	197	335
Multi-family residential real estate	4,251	10,358

Nonresidential real estate – commercial and office buildings	2,987	4,146
Total nonperforming loans	$16,139	$20,597
Number of nonaccrual loans	74	61

From time to time, as part of the loss mitigation process, loans may be renegotiated in a TDR when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. Management may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are considered to be nonperforming until they have been performing under the new terms for at least six consecutive months. TDRs are accounted for as set forth in ASC 310 Receivables (“ASC 310”). A TDR may be on non-accrual or it may accrue interest. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for six consecutive months.

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

The following tables summarize TDRs by loan type and accrual status.

At June 30, 2012
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$2,374	$2,601	$4,975	$26	$4,949	28	$5,365
Multi-family residential real estate	7,715	4,251	11,966	165	11,801	12	11,514
Nonresidential real estate	3,122	2,987	6,109	465	5,644	8	6,194

Total	$13,211	$9,839	$23,050	$656	$22,394	48	$23,073

At June 30, 2011
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$4,128	$1,653	$5,781	$—	$5,781	34	$3,474
Multi-family residential real estate	2,041	10,358	12,399	1,173	11,226	11	7,800
Nonresidential real estate	2,599	4,146	6,745	—	6,745	7	4,976
Total	$8,768	$16,157	$24,925	$1,173	$23,752	52	$16,250

Interest income recognized on TDRs is as follows:

For the year
ended June 30, 2012

One- to four-family residential real estate	$81
Multi-family residential real estate	314
Nonresidential real estate	119
Construction	-
Commercial	-
Consumer	-
Total	$514

At June 30, 2012, the Bank had 48 loans totaling $23.1 million that qualified as TDRs, and has established an allowance for losses on these loans of $656,000. With respect to the $23.1 million in TDRs, the Bank charged off $5.3 million with respect to these loans at the time of the restructuring into the Note A/B format. At June 30, 2011, the Bank had 52 loans totaling $24.9 million that qualified as TDRs, and had established a specific allocation of the allowance for loss on these loans of $1.2 million. At June 30, 2012, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans classified as TDRs on a monthly basis.

The following table is a rollforward of activity in our TDRs for the fiscal year ending June 30, 2012 and 2011.

	2012		2011
(Dollar amounts in thousands)	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans

Beginning balance	$23,752	52	$11,372	19

Additions to TDRs	2,924	6	15,118	33

Removals	(1,880)	(10)	-	-

Charge offs	(1,386)	-	(1,995)	-

Payments	(1,016)	-	(743)	-

	$22,394	48	$23,752	52

The following table provides a summary of the loans that were restructured as TDRs during the year ended June 30, 2012:

				Allocation of allowance for loan loss
	Number of Modifications	Recorded investment prior to restructuring	Recorded investment after restructuring	Prior to restructuring	After restructuring
(Dollars in thousands)
One- to Four-Family - Owner- Occupied	4	$1,340	$1,181	$-	$-
Non-Residential Real Estate	1	722	615	93	-
Multi-family Residential Real Estate Mortgage	1	1,543	1,128	-	-
Totals	6	$3,605	$2,924	$93	$-

The mortgage one- to four-family-owner-occupied loan restructurings consisted of an interest rate reduction to a below market interest rate. The nonresidential real estate loan restructuring consisted of a rate reduction to a below market interest rate. The multi-family residential real estate loan restructuring involved using the Note A/B format with a market rate of interest on Note A and a below market rate of interest on Note B.

The Company considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. During the year ended June 30, 2012 the Company had one one- to four-family residential loan subsequently default after modification. The recorded investment in the loan at the time of default was approximately $81,000. The Company does not anticipate any further loss on the loan and the default of this loan had no material impact on the allowance for loan losses for the year.

Loans that were included in TDRs at June 30, 2012 and 2011 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2012, there were 39 loans with required principal and interest payments and 9 loans with required interest only payments. At June 30, 2011, there were 43 loans with required principal and interest payments, and 9 loans with required interest only payments.

No loans over ninety days past due accrued interest for the years ended June 30, 2012 and 2011. Interest income that would have been recorded for the years ended June 30, 2012 and 2011 had nonaccruing loans been current according to their original terms was $377,000 and $274,000, respectively. Interest related to nonaccrual loans included in interest income totaled $113,000 and $158,000 for the years ended June 30, 2012 and 2011, respectively.

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2012

	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335
Charge offs	(529)	(302)	—	(1,233)	(1,804)	—	(8)	(23)	$(3,899)
Recoveries	135	105	—	256	4	—	—	16	$516
Provision	260	364	124	282	2,620	—	7	5	$3,662

Ending Balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614

Balance, Individually Evaluated	$17	$—	$9	$487	$562	$—	$—	$—	$1,075

Balance, Collectively Evaluated	$649	$477	$227	$1,428	$1,720	$3	$11	$24	$4,539

Financing receivables:
Ending Balance	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199

Ending Balance: individually evaluated for impairment	$5,992	$1,652	$1,051	$14,000	$7,177	$—	$28	$240	$30,140

Ending Balance: collectively evaluated for impairment	$102,175	$28,561	$16,019	$27,914	$47,307	$1,189	$3,330	$5,616	$232,111

Ending Balance: loans acquired at fair value	$13,534	$5,382	$751	$411	$4,639	$—	$83	$1,148	$25,948

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2011

	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$419	$908	$—	$3,159	$3,298	$4	$10	$221	$8,019
Charge offs	(803)	(959)	—	(2,008)	(3,065)	—	—	(38)	$(6,873)
Recoveries	26	15	—	—	7	—	—	1	$49
Provision	1,158	346	112	1,459	1,222	(1)	2	(158)	$4,140

Ending Balance:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335

Balance, Individually Evaluated	$18	$—	$—	$1,573	$—	$—	$—	$—	$1,591

Balance, Collectively Evaluated	$782	$310	$112	$1,037	$1,462	$3	$12	$26	$3,744

Financing receivables:
Ending Balance	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

Ending Balance: individually evaluated for impairment	$—	$—	$531	$11,223	$4,545	$167	$—	$—	$16,466

Ending Balance: collectively evaluated for impairment	$97,258	$29,640	$16,744	$34,568	$53,694	$917	$3,743	$4,183	$240,747

Ending Balance: loans acquired at fair value	$15,644	$6,999	$976	$505	$6,917	$—	$242	$2,338	$33,621

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency (“OCC”) has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, we account for those classifications when establishing a general allowance for loan losses. If we classify an asset as substandard, doubtful or loss, we evaluate the need to establish a specific allocation for the asset at that time or charge off a portion of the loan if there is a known loss.

The following table illustrates certain disclosures required by ASC 310-10-50-29(b) at June 30, 2012 and 2011.

At June 30, 2012:

Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:

Pass	$108,642	$34,380	$11,836	$15,423	$30,379	$510	$2,577	$6,015	$209,762

Watch	6,503	683	4,059	10,223	11,250	479	836	615	34,648

Special mention	268	24	827	347	10,249	—	—	—	11,715

Substandard	6,288	508	1,099	16,332	7,245	200	28	374	32,074

Total:	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199

At June 30, 2011:

Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- owner Occupied Mortgage	Multi- family Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$100,380	$35,893	$13,234	$17,140	$36,307	$273	$2,663	$4,208	$210,098
Watch	6,805	378	2,865	13,023	11,845	644	1,322	1,911	38,793
Special mention	1,002	127	1,030	1,593	9,573	—	—	163	13,488
Substandard	4,715	241	1,122	14,540	7,431	167	—	239	28,455
Total:	$112,902	$36,639	$18,251	$46,296	$65,156	$1,084	$3,985	$6,521	$290,834

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

At June 30, 2012:

Age Analysis of Past Due Loans Receivable
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
		(In thousands)
One- to four-family mortgage – owner occupied	$1,764	$355	$993	$3,112	$118,589	$121,701
Consumer	195	15	274	484	35,111	35,595
One- to four-family mortgage nonowner occupied	947	—	53	1,000	16,821	17,821
Multi-family mortgage	489	—	—	489	41,836	42,325
Non-residential real estate mortgage – commercial and office buildings	207	306	698	1,211	57,912	59,123
Construction	—	—	—	—	1,189	1,189
Land	—	—	—	—	3,441	3,441
Commercial and agricultural	246	—	—	246	6,758	7,004
Total	$3,848	$676	$2,018	$6,542	$281,657	$288,199

At June 30, 2011:

Age Analysis of Past Due Loans Receivable
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
	(In thousands)
One- to four-family mortgage – owner occupied	$978	$995	$939	$2,912	$109,990	$112,902
Consumer	425	187	54	666	35,973	36,639
One- to four-family mortgage - nonowner - occupied	177	98	301	576	17,675	18,251
Multi-family mortgage	—	—	—	—	46,296	46,296
Non-residential real estate mortgage – commercial and office buildings	732	307	—	1,039	64,117	65,156
Construction	—	—	—	—	1,084	1,084
Land	—	—	—	—	3,985	3,985
Commercial and agricultural	240	—	204	444	6,077	6,521
Total	$2,552	$1,587	$1,498	$5,637	$285,197	$290,834

The following table illustrates certain disclosures required by ASC 310-10-50-15.

	Impaired Loans For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$40	$70	$(17)	$—	$33
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner- occupied	476	485	(9)	14	238
Multi-family mortgage	4,266	4,754	(487)	119	5,375
Non-residential real estate mortgage – commercial and office buildings	4,915	6,661	(562)	61	2,457

Construction	—	—	—	—	—

Land	—	—	—	—	—

Commercial and agricultural	—	—	—	—	—

Total	$9,697	$11,970	$(1,075)	$194	$8,103

	Impaired Loans For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Without an allowance recorded:
One- to four-family mortgage – owner occupied	$6,476	$7,353	$—	$96	$6,293
Consumer	508	1,168	—	40	254
One- to four-family mortgage - nonowner- occupied	285	403	—	2	260
Multi-family mortgage	9,247	12,923	—	230	7,865
Non-residential real estate mortgage – commercial and office buildings	1,709	4,216	—	39	4,510

Construction	—	—	—	—	—

Land	28	49	—	—	14

Commercial and agricultural	240	249	—	13	120

Total	$18,493	$26,361	$—	$420	$19,316

	Impaired Loans For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
		(In thousands)

Total:
One- to four-family mortgage – owner occupied	$6,516	$7,423	$(17)	$96	$6,326
Consumer	508	1,168	—	40	254
One- to four-family mortgage - nonowner-occupied	761	888	(9)	16	498
Multi-family mortgage	13,513	17,677	(487)	349	13,240
Non-residential real estate mortgage – commercial and office buildings	6,624	10,877	(562)	100	6,967

Construction	—	—	—	—	—

Land	28	49	—	—	14

Commercial and agricultural	240	249	—	13	120

Total	$28,190	$38,331	$(1,075)	$614	$27,419

	Impaired Loans For the year ended June 30, 2011
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
		(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$26	$44	$(18)	$2	$26
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	—	—	—	—	—
Multi-family mortgage	6,484	8,057	(1,573)	278	5,637
Non-residential real estate mortgage – commercial and office buildings	—	—	—	—	—

Total	$6,510	$8,101	$(1,591)	$280	$5,663

	Impaired Loans For the year ended June 30, 2011
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner-occupied	$6,111	$6,301	$—	$148	$3,661
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	234	352	—	7	117
Multi-family mortgage	6,483	6,483	—	108	5,261
Non-residential real estate mortgage – commercial and office buildings	7,311	7,443	—	100	7,115

Total	$20,139	$20,580	$—	$363	$16,174

	Impaired Loans For the year ended June 30, 2011
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Total:
One- to four-family mortgage – owner occupied	$6,137	$6,345	$(18)	$150	$3,687
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner- occupied	234	352	—	7	117
Multi-family mortgage	12,967	14,541	(1,573)	386	10,898
Non-residential real estate mortgage – commercial and office buildings	7,311	7,443	—	100	7,115

Total	$26,649	$28,681	$(1,591)	$643	$21,817

Impaired loans at June 30, 2012 include TDRs with a principal balance of $23.1 million and a recorded investment of $22.4 million. The Bank did not have any investments in subprime loans at June 30, 2012 or 2011. Impaired loans at June 30, 2011 included troubled debt restructurings with a principal balance of $24.9 million and a recorded investment of $23.8 million.

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

The Company acquired loans pursuant to the acquisition of the Integra branches in June 2010. The Company reviewed the loan portfolio at acquisition to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that it will be unable to collect all amounts due according to the loan’s contractual terms. When both conditions existed, the Company accounted for each loan individually, considered expected prepayments, and estimated the amount and timing of discounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. The Company determined the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

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

The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Balance, June 30, 2010	$1,400
Accretion	124
Balance, June 30, 2011	$1,276
Accretion	182
Balance, June 30, 2012	$1,094

NOTE 5 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at:

	June 30,
	2012	2011
	(In thousands)
One- to four-family residential	$95	$—
Land	340	340
Allowance for losses on real estate owned	(238)	(201)
	$197	$139

Activity in the allowance for losses on real estate owned is as follows:

	For the year ended June 30,
	(In thousands)
	2012	2011
Balance, beginning of period	$201	$212
Allowance for losses on real estate owned	47	—
Charged off upon sale of property	(10)	(11)
Balance, end of period	$238	$201

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30,
	(In thousands)
	2012	2011
Land and land improvements	$3,013	$3,013
Building and building improvements	4,788	4,759
Furniture and equipment	3,966	3,871
	11,767	11,643
Less: accumulated depreciation	4,705	4,247
	$7,062	$7,396

NOTE 7 – DEPOSITS

Deposits at June 30, 2012 and 2011 consist of the following:

	June 30, 2012		June 30, 2011
	(Dollars in thousands)
	Weighted Average Rate	Balance	Weighted Average Rate	Balance

Demand deposit accounts	0.25%	$119,383	0.30%	$112,675
Savings	0.33%	80,023	0.40%	70,137
Money market deposit accounts	0.49%	36,212	0.50%	33,939
Total demand and passbook deposits		235,618		216,751

Certificates of deposit:
Less than 12 months	0.67%	28,568	1.05%	58,473
12 months to 24 months	1.19%	90,561	1.71%	77,496
24 months to 36 months	1.87%	5,990	2.71%	7,366
More than 36 months	2.77%	23,497	3.10%	14,648
Individual retirement accounts	2.23%	42,733	2.78%	38,357

Total certificates of deposit		191,349		196,340

Total deposit accounts		$426,967		$413,091

Interest expense on deposits is as follows:

	For the years ended June 30
	2012	2011
	(Dollars in thousands)
NOW and money market accounts	$596	$820
Savings	275	273
Certificates of deposit	3,305	4,423
	$4,176	$5,516

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $90,004,000 and $91,772,000 at June 30, 2012 and 2011, respectively. Individual deposits with denominations of more than $250,000 are not federally insured.

Total non-interest bearing deposits were $57,771,000 and $30,844,000 at June 30, 2012 and 2011, respectively. Municipal deposits totaled $103,086,000 and $111,251,000 at June 30, 2012 and 2011, respectively.

Maturities of certificate accounts are as follows:

	June 30, 2012	June 30, 2011
	(In thousands)
One year or less	$117,645	$119,629
1 – 2 years	37,951	49,892
2 – 3 years	22,398	13,510
3 – 4 years	3,824	11,851
4 – 5 years	9,207	1,297
Over 5 years	324	161
Totals	$191,349	$196,340

NOTE 8 – GOODWILL AND ACQUISITION INTANGIBLES

On June 4, 2010 the Company completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A., located in Milan, Versailles, and Osgood, Indiana and a portfolio of selected loans originated by other offices of Integra Bank. This acquisition was consistent with the Bank’s strategy to strengthen and expand its Southeast Indiana market share. This transaction added $53.0 million in deposits and $45.9 million in loans. The deposits were purchased at a premium of 4.50%. As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,400,000 and goodwill of $2,522,000.

Goodwill

As required by current accounting rules, the Company completed its annual goodwill impairment testing as of June 30, 2012. In performing this assessment, the carrying value of the reporting unit was compared to its estimated fair value, as calculated by a discounted present value of cash flows method. The estimated fair value exceeded the carrying value and, therefore, no impairment charge was recorded.

Intangible Assets

The Integra acquisition included a core deposit intangible asset of $1,400,000. Amortization expense for the years ended June 30, 2012 and 2011 totaled $158,000 and $372,000, respectively. Amortization of the core deposit intangible for future years is as follows (in thousands):

2013	$180
2014	143
2015	118
2016	117
2017	117
2018 and thereafter	195
$870

NOTE 9 – FAIR VALUES OF ASSETS AND LIABILITIES

The estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2012		2011
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$29,079	$29,079	$31,159	$31,159
Investment securities available for sale	21,275	21,275	49,230	49,230
Investment securities held to maturity	493	493	564	564
Mortgage-backed securities	124,621	124,621	74,119	74,119
Loans receivable and loans held for sale	283,547	280,244	286,073	280,040
Accrued interest receivable	1,722	1,722	1,972	1,972
Investment in FHLB stock	6,588	6,588	2,507	2,507

Financial liabilities:
Deposits	$426,967	$429,208	$413,091	$414,794
Accrued interest payable	33	33	47	47
FHLB advances	10,833	10,911	1,833	1,874
Off-balance sheet items	—	—	—	—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2012:
Mortgage-backed securities	$124,621	$—	$124,621	$—
Municipal bonds	21,148	—	21,148	—
Other equity securities	127	127	—	—
June 30, 2011:
Mortgage-backed securities	$74,119	$—	$74,119	$—
U.S. Government corporations and agencies	28,856	—	28,856	—
Municipal bonds	20,244	—	20,244	—
Other equity securities	130	130	—	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2012:
Other real estate owned	$197	$—	$197	$—
Loans available for sale	393	—	393	—
Impaired loans	28,190	—	28,190	—
June 30, 2011:
Other real estate owned	$139	$—	$139	$—
Loans held for sale	196	—	196	—
Impaired loans	25,202	—	25,202	—

The adjustments to other real estate owned and impaired loans are based primarily on current appraisals of the real estate cash flow analysis or other observable market prices.

NOTE 10 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB held by the Bank and a blanket pledge agreement for qualifying first mortgage loans. The Bank had $10,833,000 and $1,833,000 in outstanding FHLB advances at June 30, 2012 and 2011, respectively. At June 30, 2012, the Bank had seven outstanding advances from the FHLB, including six new advances totaling $10,000,000 during the current year at interest rates ranging from 0.63% to 2.63%. These advances require monthly interest payments and mature at dates ranging from January 2015 through January 2022. At June 30, 2011, the Bank had only one advance from the FHLB. The original amount of this advance was $5,000,000 at a fixed interest rate of 3.2%. Principal payments of $83,000 are due on a monthly basis until the loan is paid in full in April 2013. Interest payments are also due at the time that the principal payment is made. The weighted average interest rate on outstanding FHLB advances as of June 30, 2012 is 1.74%. Maturities of FHLB advances are as follows (in thousands):

2013	$833
2014	-
2015	2,000
2016	1,000
2017	1,500
Thereafter	5,500
Total	$10,833

NOTE 11 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Bank has a standard 401(k) profit sharing plan. Eligible participants must be at least 18 years of age and have one year of service. The Bank makes matching contributions based on each employee’s deferral contribution. Total expense under the plan for the years ended June 30, 2012 and 2011 totaled $124,000 and $123,000, respectively.

ESOP

As of June 30, 2012 and 2011, the ESOP owned 151,632 and 202,061 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to the participants. Additionally, as of June 30, 2012, the Company had committed to release from suspense 16,644 shares. The Company recognized compensation expense of $180,000 and $204,000 during the years ended June 30, 2012 and 2011, respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released. The fair value of the unearned ESOP shares approximated $1,024,000 at June 30, 2012.

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

Deferred Compensation

In March 2002, the Bank adopted a supplemental retirement income program with selected officers and board members. To fund this plan, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000. During the year ended June 30, 2011, an additional insurance policy on a new director was purchased at a cost of $500,000. During the year ended June 30, 2012, policies were increased to offset and recover existing benefit expenses. The cash surrender value of these policies was $10,010,000 and $7,882,000 at June 30, 2012 and 2011, respectively. The directors’ liability is accrued based on life expectancies, return on investment and a discount rate. For the officers, an annual contribution based on actuarial assumptions is made to a secular trust with the employee as the beneficiary. Deferred compensation payments are funded by available assets in the secular trust. No further funding is required by the Bank, with the exception that upon a change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected contributions for the funding of officers’ deferred compensation are as follows:

2013	$507,000
2014	272,000
2015	173,000
2016	165,000
2017	160,000
2018 and thereafter	534,000
$1,811,000

At June 30, 2012 and 2011, the Bank had accrued directors’ supplemental retirement expense of $1,265,000 and $1,304,000, respectively. Officers and directors supplemental retirement expense totaled $473,000 and $397,000 for the years ended June 30, 2012 and 2011, respectively.

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP. SERP expense totaled $6,000 and $6,000 for the years ended June 30, 2012 and 2011, respectively.

Employee Severance Compensation Plan

An Employee Severance Compensation Plan (Severance Plan) was established to provide eligible employees with severance benefits if a change in control of the Bank occurs causing involuntary termination of employment in a comparable position. Employees are eligible upon the completion of one year of service. Under the Severance Plan, eligible employees will be entitled to severance benefits ranging from one month of compensation, as defined in the plan, up to 199% of compensation. Such benefits are payable within five business days of termination of employment.

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

In December 2006, the Board of Directors of the Company authorized the funding of a trust that purchased 165,894 shares of the Company’s outstanding common stock to be used to fund restricted stock awards granted under the Equity Incentive Plan.

In December 2006, the Company granted restricted stock awards totaling 149,297 shares of common stock, incentive stock option awards totaling 219,446 shares of common stock and non-statutory stock option awards totaling 153,815 shares of common stock. These awards vested at 20% annually from January 2008 through January 2012. The restricted stock awards were valued at the stock price on the date of grant, or $11.53 per share. The stock options were valued using the Black Scholes option pricing model with the following assumptions: expected volatility of 11.49%, risk-free interest rate of 4.6%, expected term of ten years and expected dividend yield of 2.3%.

During the year ended June 30, 2012, 27,702 restricted share awards and 69,260 stock options became fully vested. During the year ended June 30, 2011, 27,703 restricted share awards and 69,261 stock options became fully vested. Total recognized compensation expense for the years ended June 30, 2012 and 2011 was $48,000 and $157,000, respectively. There is no remaining unvested expense as of June 30, 2012 that will be recorded as expense in future periods.

Information related to stock options for the years ended June 30, 2012 and 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2010	346,304	$11.53
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2011	346,304	11.53
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2012	346,304	11.53	4.5 years

Exercisable at June 30, 2012	346,304	11.53	4.5 years

Fair value of options		$2.37

A summary of the status of unvested stock options for the years ended June 30, 2012 and 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at June 30, 2010	138,521	$2.37
Granted	—	—
Vested	(69,261)	2.37
Forfeited	—	—
Outstanding at June 30, 2011	69,260	$2.37
Granted	—	—
Vested	(69,260)	2.37
Forfeited	—	—
Outstanding at June 30, 2012	—	$—

Information related to restricted stock grants for the years ended June 30, 2012 and 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2010	55,405	$11.53
Granted	—	—
Vested	(27,703)	(11.53)
Forfeited	—	—

Outstanding at June 30, 2011	27,702	11.53
Granted	—	—
Vested	(27,702)	(11.53)
Forfeited	—	—

Outstanding at June 30, 2012	—	$—

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2012	2011
	(In thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net of refunds received	$128	$733
Interest	$4,294	$5,666

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$20	$(45)
Transfers of loans to other real estate owned	$594	$393

NOTE 14 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2012 and 2011 was $16,000 and $56,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2012:

2013	$16,000
2014	16,000
2015	1,000
$33,000

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office. Revenue from these leases for the years ended June 30, 2012 and 2011 was $28,000 and $39,000, respectively.

Future minimum lease payments under these lease agreements are as follows as of June 30, 2012:

2013	$23,000
2014	23,000
2015	23,000
2016	14,000
$83,000

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some portions of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Certain of these commitments are for fixed-rate loans, and, therefore, their values are subject to market risk as well as credit risk. Generally, these commitments do not extend beyond 90 days.

At June 30, 2012 the Bank’s total commitment to extend credit at variable rates was $29,144,000. The amount of fixed-rate commitments was approximately $911,000 at June 30, 2012. The fixed-rate loan commitments at June 30, 2012 have interest rates ranging from 2.88% to 3.88%. In addition, the Bank had $334,000 of letters of credit outstanding at June 30, 2012.

At June 30, 2011 the Bank’s total commitment to extend credit at variable rates was $26,709,000. The amount of fixed-rate commitments was approximately $679,000 at June 30, 2011. The fixed-rate loan commitments at June 30, 2011 have interest rates ranging from 3.00% to 5.00%. In addition, the Bank had $590,000 of letters of credit outstanding at June 30, 2011.

NOTE 15 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $3,481,000 and $3,923,000 at June 30, 2012 and 2011, respectively. All loans were current at June 30, 2012 and 2011, respectively.

The activity in loans to executive officers, directors and their affiliated companies are as follows:

	For the year ended June 30,
	2012	2011
	(In thousands)
Beginning balance	$3,923	$3,517
New loans	348	533
Payments on loans	(790)	(127)
Ending balance	$3,481	$3,923

Deposits from officers and directors and affiliates totaled $1,337,000 and $1,626,000 at June 30, 2012 and 2011, respectively.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. In October, 2011, the most recent regulatory notifications categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, under current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

On June 7, 2012, the Federal Reserve Board issued a final rule substantially amending the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC subsequently approved a similar final rule on June 13, 2012. The final rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2013. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through October 22, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2012
Tier 1 capital to risk-weighted assets	$45,283	17.79%	$10,180	4%	$15,270	6%
Total capital to risk-weighted assets	48,476	19.05%	20,360	8%	25,451	10%
Tier 1 capital to adjusted total assets	45,283	9.24%	19,602	4%	24,502	5%
Tangible capital to adjusted total assets	45,283	9.24%	7,351	1.5%	NA	NA

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2011
Tier 1 capital to risk-weighted assets	$45,709	16.22%	$11,271	4%	$16,906	6%
Total capital to risk-weighted assets	49,213	17.47%	22,416	8%	28,177	10%
Tier 1 capital to adjusted total assets	45,709	9.80%	18,665	4%	23,331	5%
Tangible capital to adjusted total assets	45,709	9.80%	6,999	1.5%	NA	NA

Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the parent company in payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As of June 30, 2012, the Bank has never paid dividends to the Company in excess of regulatory limits.

Reconciliation of GAAP equity to regulatory capital is as follows for the Bank:

	June 30,
	2012	2011
	(In thousands)
GAAP equity	$49,961	$49,820
Intangible assets, net	(3,393)	(3,550)
Unrealized gain on securities available for sale	(529)	(506)
Disallowed servicing rights (10%)	(54)	(55)
Disallowed deferred tax assets	(702)	-
Tier 1 capital	45,283	45,709
General allowance for loan losses	3,193	3,504
Tangible capital	$48,476	$49,213

NOTE 17 – INCOME TAXES

The components of the provision (benefit) for income taxes are summarized as follows:

	For the year ended June 30,
	2012	2011
	(In thousands)
Current tax expense (benefit):
Federal	$813	$(971)
State	114	(239)
	927	(1,210)

Deferred tax expense (benefit):
Federal	(162)	1,404
State	23	307
	(139)	1,711

	$788	$501

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2012 and 2011 are as follows:

	June 30,
	2012	2011
	(In thousands)
Deferred tax assets arising from:
Loan loss allowance	$2,158	$2,080
Reserve for loss on real estate owned	-	79
Vacation and bonus accrual	231	303
Supplemental retirement	362	425
Stock-based compensation	140	251
Charitable contributions	15	63
Acquisition-related expenses	159	174
State depreciation differences	65	73
Amortization of intangible assets	3	43
Yield adjustment for purchased loans and deposits	425	513
Nonaccrual interest	145	-
Reserve for loss on deposit accounts	52	62
AMT credit carryforward	5	5
Federal net operating loss carryforward	417	-
Unrealized gain in market value of loans held for sale	-	5
Post-retirement health care benefits	49	50
Total deferred tax assets	4,226	4,126

Deferred tax liabilities arising from:
Mortgage servicing rights	(206)	(214)
Depreciation	(348)	(393)
Deferred loan fees	(355)	(278)
Unrealized gain in market value of investments	(313)	(361)
Total deferred tax liabilities	(1,222)	(1,246)

Net deferred tax asset	$3,004	$2,880

The rate reconciliation is as follows:

	For the year ended June 30,
	2012	2011
	(In thousands)

Federal income taxes at statutory rate	$945	$568
State taxes, net of federal benefit and impact of future change in state tax rates	98	148
Deferred tax adjustment for vested restricted shares	57	40
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on bank-owned life insurance	(109)	(93)
Non-deductible stock-based compensation	3	10
Tax exempt income	(243)	(203)
Expiration of charitable contribution	-	83
Non-cash charitable contribution	-	(53)
Other	37	1

	$788	$501

Retained earnings at June 30, 2012, and 2011, include approximately $749,000 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $255,000.

The Company accounts for uncertainty in tax positions under ASC 275-10-50-8. The Company had no unrecognized tax benefits as of June 30, 2012 and 2011. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2012 and 2011, and had no accrued interest and penalties on the balance sheet as of June 30, 2012 and 2011. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2008.

NOTE 18 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of the Company (parent company only) as of June 30, 2012 and 2011, and the results of its operations and cash flows for the fiscal years ended June 30, 2012 and 2011 (all amounts in thousands):

UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2012 and 2011

	2012	2011
ASSETS
Cash and cash equivalents	$2,029	$1,502
Securities available for sale – at estimated market value	127	130
Accrued interest receivable	67	78
Deferred income taxes	447	30
Prepaid expenses and other assets	2,382	2,679
Investment in United Community Bank	49,961	49,820
	$55,013	$54,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	25	93
Stockholders’ equity	54,988	54,146
	$55,013	$54,239

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2012 and 2011

	2012	2011
Interest income:
ESOP loan	$145	$168
Securities	8	8
Other income:
Equity in earnings of United Community Bank	2,118	1,350

Net revenue	2,271	1,526

Operating expenses:
Other operating expenses	364	333

Income before income taxes	1,907	1,193

Income tax expense (benefit)	(82)	23
Net income	$1,989	$1,170

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2012 and 2011

	2012	2011
Operating activities:
Net income	$1,989	$1,170

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of United Community Bank	(2,118)	(1,350)
Dividends received from United Community Bank	2,000	-
Shares committed to be released	180	(87)
Amortization and expense of stock-based compensation plans	48	157
Deferred income taxes	(417)	214
Effects of change in assets and liabilities	240	(5)

	1,922	99

Financing activities:
Purchase of treasury stock	(31)	(37)
Dividends paid to stockholders	(1,364)	(1,357)
	(1,395)	(1,394)

Net increase (decrease) in cash and cash equivalents	527	(1,295)
Cash and cash equivalents at beginning of year	1,502	2,797
Cash and cash equivalents at end of year	$2,029	$1,502

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2012 and 2011:

	For the year ended June 30, 2012
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$4,509	$4,290	$4,700	$4,687
Interest expense	1,054	1,025	1,057	1,152

Net interest income	3,455	3,265	3,643	3,535
Provision for loan losses	1,750	333	681	898

Net interest income after provision for loan losses	1,705	2,932	2,962	2,637

Other income	1,758	888	1,205	1,126
Other expense	3,090	3,056	3,141	3,149

Income before income taxes	373	764	1,026	614

Provision for income taxes	29	307	314	138

Net income	$344	$457	$712	$476

	For the year ended June 30, 2011
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$4,907	$4,876	$5,033	$5,030
Interest expense	1,233	1,286	1,433	1,635

Net interest income	3,674	3,590	3,600	3,395
Provision for loan losses	755	2,204	538	643

Net interest income after provision for loan losses	2,919	1,386	3,062	2,752

Other income	1,275	795	973	995
Other expense	3,082	2,949	3,204	3,251

Income (loss) before income taxes	1,112	(768)	831	496

Provision (benefit) for income taxes	316	(125)	131	179

Net income (loss)	$796	$(643)	$700	$317

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

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Item 8 in this Annual Report on Form 10-K. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only Management’s report in this report.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s Board of Directors consists of nine members and is divided into three classes with three-year staggered terms, with one-third of the directors elected each year.

Information regarding the directors of the Company is set forth below. Unless otherwise stated, each individual has held his current occupation for the last five years. The age indicated for each individual is as of June 30, 2012.

Directors with Terms Ending in 2012

Jerry W. Hacker served as the owner and President of Dee’s Delights, Inc., a wholesaler, manufacturer, importer and exporter of miniatures in North Bend, Ohio from 1983 until 2006. He is now retired. Age 69. Director since 1987 (including term as a director of Perpetual Federal Savings and Loan Association).

As the former owner and President of a wholesaler, manufacturer, importer and exporter of miniatures in North Bend, Ohio, Mr. Hacker provides the Board with essential business and management experience, as well as, valuable leadership capability. Mr. Hacker’s twenty-five years of service on the Board also provides the Board with substantial knowledge of the Company’s and United Community Bank’s business and history. In addition, Mr. Hacker’s continued involvement in community organizations and local matters is a vital component of a well-rounded board.

James D. Humphrey has served as the Judge of the Circuit Court of Dearborn and Ohio Counties, Indiana since January 1, 1999. Age 54. Director since 2011.

Mr. Humphrey’s legal experience, including his service as the Judge of the Circuit Court, provides the board with the legal knowledge necessary to assess issues facing the Board effectively. In addition, Mr. Humphrey’s involvement in community organizations and local political matters is a vital component of a well-rounded board.

Ralph B. Sprecher is Chairman of the Board. He previously was the Vice President of Midwest Operations for Joseph E. Seagram, a beverage distribution company, and is now retired. Age 71. Director since 1993 (including term as a director of Perpetual Federal Savings and Loan Association).

Mr. Sprecher has considerable management and operational experience through thirty-five years of business experience with Joseph E. Seagrams, including his role as Vice President of Midwest Operations. In addition, Mr. Sprecher provides valuable local community insight through his familiarity and participation in our community through various local organizations.

Directors with Terms Ending in 2013

Eugene B. Seitz, II is an officer and co-owner of Seitz Agency, Inc., an insurance agency. Mr. Seitz also serves as Assistant Secretary of the Board of Directors. Mr. Seitz’s brother, G. Mike Seitz, also serves on the Board of Directors and Mr. Seitz’s cousin, James W. Kittle, is a Senior Vice President of Lending with United Community Bank. Age 55. Director since 1995 (including term as a director of Perpetual Federal Savings and Loan Association).

Mr. Seitz provides the Board with extensive marketing and operational knowledge through his experience as an officer and one of three owners of Seitz Agency, Inc., a long standing insurance agency in our local market. Mr. Seitz also has considerable management experience within the insurance industry and knowledge of the corporate governance practices necessary to guide management. Mr. Seitz’s experience in dealing with the insurance needs of the agency’s clients, his lifelong residency and community involvement provide the Board with significant knowledge regarding the communities in which the Bank operates.

G. Mike Seitz is an officer and one of three shareholders of Seitz Agency, Inc., an insurance agency. Mr. Seitz also serves as Secretary of the Board of Directors. Mr. Seitz’s brother, Eugene B. Seitz, also serves on the Board of Directors and Mr. Seitz’s cousin, James W. Kittle, is a Senior Vice President of Lending with the Bank. Age 65. Director since 1971 (including term as a director of Progressive Federal Savings Bank).

As an officer and one of three shareholders of Seitz Agency, Inc., a long standing insurance agency in our local market, Mr. Seitz provides the Board with significant management, strategic and operational expertise. Through his role as an officer and co-owner Seitz Agency, Inc. Mr. Seitz provides the Board with essential knowledge and understanding of the local business environment. In addition, Mr. Seitz’s forty-one years of dedicated service on United Community Bank’s Board of Directors provides the Board with invaluable expertise and knowledge of United Community Bank’s business and its history.

Elmer G. McLaughlin has served as Executive Vice President and Chief Operating Officer of United Community Bancorp since its inception in 2006 and of United Community Bank since the merger of Perpetual Federal and Progressive Federal to form United Community Bank on April 12, 1999. Before the merger, Mr. McLaughlin served for nine years as President, and 19 years as a director, of Perpetual Federal Savings and Loan Association, and was Executive Vice President and head of Operations and senior loan officer of Perpetual Federal from 1978 until 1990. Mr. McLaughlin is the brother of W. Michael McLaughlin, a Senior Vice President of Operations at United Community Bank. Age 60. Director since 1980 (including term as a director of Perpetual Federal Savings and Loan Association).

As Executive Vice President and Chief Operating Officer, Mr. McLaughlin successfully assisted United Community Bank in its mutual holding company reorganization and navigated the various issues facing financial institutions and public companies during one of the most challenging economic periods in recent history. Mr. McLaughlin’s thirty-four years of experience as an employee and officer of United Community Bank provides the Board with valuable expertise and knowledge of all aspects of the business and its history. In addition, Mr. McLaughlin’s life-long residency and community involvement in our area make him a vital part of our Board.

Directors with Terms Ending in 2014

William F. Ritzmann has served as President and Chief Executive Officer of United Community Bancorp since its inception in 2006 and of United Community Bank since the merger of Perpetual Federal and Progressive Federal to form United Community Bank on April 12, 1999. Before the merger, Mr. Ritzmann served for 23 years as director, President and Managing Officer of Progressive Federal Savings Bank. Age 64. Director since 1975 (including term as a director of Progressive Federal Savings Bank).

Mr. Ritzmann’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which United Community Bank serves affords the Board valuable insight regarding the business and operation of United Community Bank. Mr. Ritzmann’s knowledge of all aspects of United Community Bancorp’s and United Community Bank’s business and history, combined with his success and continued drive for responsible growth and excellence, over the past thirty-seven years, position him well to continue to serve as our President and Chief Executive Officer.

Robert J. Ewbank has been a partner in the Lawrenceburg, Indiana law firm of Ewbank & Kramer LLP since 1978. Age 63. Director since 1984 (including term as a director of Progressive Federal Savings Bank).

Mr. Ewbank’s legal experience as a partner of the firm Ewbank & Kramer LLP, affords the Board in-depth knowledge and understanding of the issues facing the Bank and the Company and the unique skills needed to guide the Company and its management effectively. Through Mr. Ewbank’s experience as owner of Ewbank Land Title Company, Mr. Ewbank also offers the Board management experience in the small firm setting and critical experience in real estate matters. In addition, with over twenty-eight years of service on the Board, Mr. Ewbank brings significant knowledge of the Company’s and the Bank’s business and history to the Board.

Richard C. Strzynski has been a self-employed certified public accountant in Aurora, Indiana, since 1979. Age 64. Director since 1993 (including term as a director of Progressive Federal Savings Bank).

Mr. Strzynski’s experience as a self -employed certified public accountant provides the Board with critical experience in accounting matters and understanding of business financial statements. In addition, Mr. Strzynski ’s familiarity with and participation in our local community through various community organizations has allowed him to develop strong ties to the community, providing the Board with valuable insight regarding the local business and consumer environment.

Executive Officers of United Community Bancorp and United Community Bank, who are not also Directors

Name	Age at June 30, 2012	Principal Position

James W. Kittle	54	Senior Vice President, Lending

Vicki A. March, CPA	56	Senior Vice President, Chief Financial Officer and Treasurer

W. Michael McLaughlin	53	Senior Vice President, Operations

Unless otherwise noted, all officers have held the position described below for at least the past five years.

James W. Kittle has served as Senior Vice President, Lending of the Bank since 1980, including with Progressive Federal Savings Bank prior to the merger.

Vicki A. March has served as Chief Financial Officer, Treasurer and Senior Vice President, Finance of the Bank, since 1999 and for United Community Bancorp since its inception in March 2006. Ms. March previously served as Treasurer of the Bank from 1980 to 1999, including with Progressive Federal Savings Bank prior to the merger.

W. Michael McLaughlin has served as Senior Vice President, Operations of the Bank since 1983, including with Perpetual Federal prior to the merger.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in United Community Bancorp common stock during the year ended June 30, 2012, except that Messrs. Ritzmann, Elmer G. McLaughlin and Kittle each filed a Form 5 reporting two late transactions regarding the disposition of shares for tax withholding purposes occurring in fiscal years 2012 and 2011, and Mr. W. Michael McLaughlin filed a Form 5 reporting three late transactions regarding the disposition of shares for tax withholding purposes occurring in fiscal years 2012, 2011 and 2010.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors, executive officers and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, the Company has established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Ethics and Business Conduct. A copy of the code of ethics is available, without charge, upon written request to c/o Corporate Secretary, 92 Walnut Street, Lawrenceburg, Indiana 47025.

Corporate Governance

The following table identifies our standing committees and their members as of June 30, 2012. All members of each committee are independent in accordance with the listing standards of the NASDAQ Stock Market.

Director	Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee
Ralph B. Sprecher	X		X*
Jerry W. Hacker		X	X
James D. Humphrey		X
Eugene B. Seitz, II	X	X*	X
Richard C. Strzynski	X*
Number of Meetings in Fiscal 2012	12	1	1

_______________________

* Chairman

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee is responsible for reviewing the following: the integrity of the financial reports and other financial information provided by the Company to any governmental body or the public, including any certification, report, opinion or review performed by the Company’s independent registered public accounting firm; the Company’s compliance with legal and regulatory requirements; the independent registered public accounting firm’s qualifications and independence; the performance of the Company’s internal audit functions, its independent registered public accounting firm and system of internal controls and disclosure procedures regarding finance, accounting, legal compliance and ethics that management and the Board has established; the Company’s auditing, accounting and financial reporting processes generally; and the preparation of information required by the Securities and Exchange Commission rules to be included in the Company’s annual proxy statement. The Audit Committee meets periodically with the independent registered public accountants and management to review accounting, auditing, internal control structure and financial reporting matters. The Board of Directors has determined that Mr. Strzynski is an audit committee financial expert under the rules of the SEC. The Audit Committee acts under a written charter adopted by the Board of Directors, a copy of which is available free of charge within the Investor Relations portion of our website at www.bankucb.com, and is available in print to any shareholder who requests a copy.

Compensation Committee

The Compensation Committee is responsible for all matters regarding the Company’s and the Bank’s employee compensation and benefit programs. The Compensation Committee operates under a written charter, a copy of which is available free of charge within the Investor Relations portion of our website at www.bankucb.com, and is available in print to any shareholder who requests a copy.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee takes a leadership role in shaping governance policies and practices, including recommending to the Board of Directors the corporate governance policies and guidelines applicable to United Community and monitoring compliance with these policies and guidelines. In addition, the Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become Board members and recommending to the Board the director nominees for election at the next annual meeting of stockholders. It leads the Board in its annual review of the Board’s performance and recommends director candidates for each committee for appointment by the Board. The Nominating and Corporate Governance Committee acts under a written charter adopted by the Board of Directors, a copy of which is available free of charge within the Investor Relations portion of our website at www.bankucb.com, and is available in print to any shareholder who requests a copy.

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for the chief executive officer and the two other most highly compensated executive officers during the year ended June 30, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(2)	Total ($)

William F. Ritzmann	2012	177,054	7,849	—	—	6,000	247,691	438,594
President and	2011	172,847	3,731	—	—	6,000	144,740	327,318
Chief Executive Officer

Elmer G. McLaughlin
Executive Vice President,	2012	130,638	7,092	—	—	—	169,119	306,849
Chief Operating Officer	2011	126,851	3,060	—	—	—	86,985	216,896
and Corporate Secretary

James W. Kittle
Senior Vice President,	2012	103,715	6,635	—	—	—	60,650	171,000
Lending	2011	99,787	8,392	—	—	—	50,682	158,861

__________________

(1)	Reflects amounts earned under the cash profit-sharing plan and the cash bonus program.
(2)	Details of the amounts reported in the “All Other Compensation” column are provided in the table below. The table excludes perquisites, which did not exceed $10,000 in the aggregate for each named executive officer:

Item	William F. Ritzmann	Elmer G. McLaughlin	James W. Kittle
Employer matching contribution to 401(k) plan	$8,375	$645	$8,268
Market value of allocations under the employee stock ownership plan	17,242	17,242	14,254
Value of insurance premiums under endorsement method split-dollar life insurance arrangement	1,650	1,075	572
Dividends paid on stock awards	1,168	876	621
Contributions to Executive Supplemental Retirement Income Agreement Trust (“SRIAT”)	122,967	114,018	24,241
Tax indemnification payment for income recognized on contributions to SRIAT	96,289	35,263	12,694
Total	247,691	169,119	60,650

Employment Agreements

United Community Bancorp and the Bank are both parties to substantially similar employment agreements with Messrs. Ritzmann, McLaughlin and Kittle. The employment agreements with Messrs. Ritzmann and McLaughlin each provide for a three-year term, and the employment agreement with Mr. Kittle has a two-year term. The employment agreements may be renewed on an annual basis by the respective Boards of Directors. The agreements provide for base salaries, which for 2012 were $179,830, $131,976 and $103,167 for Messrs. Ritzmann, McLaughlin and Kittle, respectively. In addition to base salary, the employment agreements provide for, among other things, participation in stock-based benefit plans, retirement plans and fringe benefits.

United Community Bancorp or the Bank will pay or reimburse the executive for reasonable costs and legal fees resulting from any dispute or question of interpretation relating to his employment agreement, provided the executive is successful on the merits in a legal judgment, arbitration or settlement. The employment agreements also provide that United Community Bancorp or the Bank will indemnify the executives to the fullest extent legally allowable. For Messrs. Ritzmann and McLaughlin, amounts due under the employment agreements may be paid by either United Community Bancorp or the Bank, as appropriate, but they will not receive duplicative payments under both agreements.

The employment agreements provide Messrs. Ritzmann, McLaughlin and Kittle with certain severance payments and benefits continuation upon termination of employment. The employment agreements provide that United Community Bancorp or the Bank may terminate an executive’s employment for cause, as described in the employment agreements, at any time, with no further benefits payable following such termination. If United Community Bancorp or the Bank terminates an executive’s employment for reasons other than for death, cause or in connection with a change in control, the executive or, upon his death, his beneficiary, will receive a payment equivalent to his base salary for the remaining term of the agreement, plus the value of the cash bonus paid to the executive during the 12-month period preceding termination of employment. The executive will also receive continued health, life, disability and other benefits through the earlier of the agreement expiration date or coverage by another employer. Upon the executive’s death during the agreement term, the agreement will automatically expire and the executive’s estate will receive the salary the executive would have received through the last day of the third month following the month in which he died.

The employment agreements provide that if the executive voluntarily terminates employment without written consent of United Community Bancorp or the Bank, other than with “good reason” in connection with a change in control, as defined in the agreement, the executive shall not engage in competition with United Community Bancorp or the Bank within Dearborn County or within 30 miles of the principal business of United Community Bancorp or the Bank.

Upon the executive’s involuntary termination or constructive termination (i.e., a voluntary termination with “good reason,” under circumstances described in the agreement) within one year following a change in control, the executive will receive an amount equal to the product of 2.99 and the executive’s “base amount,” as defined under Internal Revenue Code Section 280G. Under Internal Revenue Code Section 280G, the base amount equals the executive’s average annual taxable compensation over the five taxable years preceding the year in which the change in control occurs. The executive will also receive continued coverage under all health, life, disability and other benefit plans until the earlier of the expiration of the agreement term or the date the executive becomes covered under another employer’s benefit plans.

Internal Revenue Code Section 280G provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and the employer may not deduct the payments in excess of the base amount. The employment agreements limit payments made to the executives in connection with a change in control to amounts that will not exceed the limits imposed by Section 280G.

Supplemental Executive Retirement Plan

The Bank maintains a supplemental executive retirement plan which provides participants with retirement benefits that cannot be provided under the 401(k) Plan and/or the ESOP as a result of limitations imposed by the Internal Revenue Code, but that would have been provided under the plans, but for the Internal Revenue Code limitations. In addition to providing benefits that would otherwise be lost as a result of the Internal Revenue Code limitations on tax-qualified plans, the supplemental executive retirement plan also provides supplemental benefits upon a change in control before the scheduled repayment of the ESOP loan. Messrs. Ritzmann and McLaughlin currently participate in the supplemental executive retirement plan.

Executive Supplemental Retirement Income Agreements

The Company has entered into Executive Supplemental Retirement Income Agreements with our Chief Executive Officer, Chief Operating Officer, Senior Vice President of Lending, Senior Vice President of Operations, and Chief Financial Officer for the purpose of providing each executive with additional compensation for 180 months following the executive’s retirement or other termination of service. The Bank established an irrevocable trust in connection with each arrangement. The trusts are funded with contributions from the Bank for the purpose of meeting the Bank’s obligations under the Executive Supplemental Retirement Income Agreements. The respective trust assets are beneficially owned by each individual with an Executive Supplemental Retirement Income Agreement and, thus, each individual recognizes taxable income with respect to contributions made to the trust. The Bank reimburses the executives each year for income taxes paid by the executives with respect to trust contributions. Earnings on the trust’s assets are taxable to those individuals who maintain an Executive Supplemental Retirement Income Agreement with the Bank.

The Executive Supplemental Retirement Income Agreements require each executive to adhere to a non-competition agreement following termination of employment. In the event our executive breaches the non-competition agreement all payments under the Executive Supplemental Retirement Income Agreement will cease.

Director Compensation

The following table sets forth the compensation paid to our non-employee directors for their board service during fiscal 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Robert J. Ewbank	$25,000	-	-	$219	$25,219
Jerry W. Hacker	25,000	-	-	219	25,219
James D. Humphrey	25,000	-	-	-	25,000
Eugene B. Seitz, II	27,250	-	-	219	27,469
G. Michael Seitz	28,500	-	-	219	28,719
Ralph B. Sprecher	29,900	-	-	219	30,119
Richard C. Strzynski	25,000	-	-	219	25,219

 _________________________________

(1)	Represents dividends paid on stock awards that vested in fiscal 2012.

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that were paid to our non-employee directors for their service on the Boards of Directors of United Community Bancorp and United Community Bank during fiscal 2012. Additionally, Mr. Sprecher will receive $4,900 annually for his service as Chairman of the Board, Mr. G. Michael Seitz will receive $3,500 annually for his service as Secretary of the Board and Mr. Eugene Seitz will receive $2,250 annually for his service as Assistant Secretary of the Board. Directors do not receive any fees for their service on the Board of Directors of United Community MHC. Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual retainer for United Community Bancorp.	$5,000

Annual retainer for United Community Bank	$14,800

Annual fee for service on committees of United Community Bank	$5,200

Directors Retirement Plan. The Bank sponsors a directors retirement plan for the purpose of providing eligible directors with a cash benefit upon retirement. Under the plan, a non-employee director who has completed at least three years of service with the Bank and has attained the designated “benefit age” (ranging from age 72 years to age 80 years and 9 months) set forth in an individual agreement under the plan will receive a retirement benefit of $20,000 per year for ten years, payable in monthly installments. A participating director may also receive an early retirement benefit upon termination of service following completion of at least three years of participation in the plan and attainment of age 65. The early retirement benefit equals $10,000 per year for ten years upon retirement after age 65 but before age 68, or $15,000 per year for ten years upon retirement after age 68 but before the designated benefit age. Upon the death of a director who has begun receiving benefits under the plan, the Bank will pay any remaining benefits to the director’s designated beneficiary. If the director dies while still in service as a director of the Bank, the Bank will pay the director’s beneficiary the survivor benefit set forth in the director’s individual joinder agreement under the plan. Upon termination of service in connection with a change in control, a participating director becomes entitled to the same retirement benefit the director would have received if he remained in service until reaching his designated benefit age, payable over a ten-year period. The plan also provides that the Board may approve a disability benefit equal to the actuarially-determined annuitized value of a director’s benefit under the plan upon a termination of service due to disability. In addition to the above benefits, the plan provides the director’s beneficiary with a separate lump sum benefit of $10,000 for the payment of funeral expenses. In consideration for the benefits provided under the plan and outlined above, participating directors agree not to engage in certain competitive business activities while serving on the board or following termination of service for reasons other than a change in control. No benefits are payable under the plan upon a termination of service for cause. Directors G. Michael Seitz, Sprecher, Hacker, Strzynski, Ewbank, Eugene B. Seitz and Humphrey currently participate in the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

(a) The following table provides information as of June 30, 2012 about the persons and entities known to United Community Bancorp to be the beneficial owners of more than 5% of United Community Bancorp’s outstanding common stock. A person or entity may be considered to beneficially own any shares of common stock over which the person or entity has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding (1)
United Community MHC (2) 92 Walnut Street Lawrenceburg, Indiana 47025	4,655,200	59.4%

_______________
(1)	Based on 7,834,782 shares of United Community Bancorp’s common stock outstanding and entitled to vote as of June 30, 2012.
(2)	The members of the board of directors of United Community Bancorp and United Community Bank also constitute the board of directors of United Community MHC.

(b) The following table provides information as of June 30, 2012 about the shares of United Community Bancorp common stock that may be considered to be beneficially owned by each director, named executive officer listed in the Summary Compensation Table, and all directors and executive officers of United Community Bancorp as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.

Name	Number of Shares Owned (1)		Options Exercisable Within 60 Days	Percent of Common Stock Outstanding (2)
William F. Ritzmann	73,147	(3)	66,357	1.8%
Ralph B. Sprecher	31,976	(4)	12,442	*
Robert J. Ewbank	54,976	(5)	12,442	*
Jerry W. Hacker	34,976	(6)	12,442	*
James D. Humphrey	—		—	*
James W. Kittle	46,176	(7)	35,253	1.0
Elmer G. McLaughlin	63,844	(8)	49,768	1.4
G. Michael Seitz	39,976		12,442	*
Eugene B. Seitz, II	36,276	(9)	12,442	*
Richard C. Strzynski	19,976		12,442	*
All directors and executive officers as a group (12 persons)	489,255		296,536	10.0

__________________________

*	Less than 1.0%.

(1)	Includes shares held in the reporting person’s 401(k) Plan account as follows: Mr. Ritzmann, 10,704 shares, Mr. Elmer G. McLaughlin, 30,486 shares and Mr. Kittle, 6,320 shares. These amounts reflect ownership units in the employer stock fund of the 401(k) Plan, which consists of both issuer stock and a reserve of cash. The actual number of shares held by the individual may vary when such units are actually converted into shares upon distribution of the units to the individual.
(2)	Based on 7,834,782 shares of the Company’s common stock outstanding and entitled to vote as of June 30, 2012.
(3)	Includes 14,783 shares held in Mr. Ritzmann’s individual retirement account and 11,773 shares allocated to Mr. Ritzmann’s account under the ESOP.
(4)	Includes 20,000 shares held in Mr. Sprecher’s individual retirement account.
(5)	Includes 5,300 shares held by Mr. Ewbank’s spouse and 29,700 shares held by one corporation controlled by Mr. Ewbank. Also includes 29,700 shares pledged as security.
(6)	Includes 9,000 shares held in Mr. Hacker’s individual retirement account and 6,000 shares held in Mr. Hacker’s spouse’s individual retirement account.
(7)	Includes 750 shares held in Mr. Kittle’s individual retirement account, 1,850 shares held in Mr. Kittle’s spouse’s individual retirement account and 7,992 shares allocated to Mr. Kittle’s account under the ESOP. Also includes 7,427 shares pledged as security.
(8)	Includes 11,331 shares allocated to Mr. McLaughlin’s account under the ESOP. Also includes 22,029 shares pledged as security.
(9)	Includes 5,840 shares held in Mr. Seitz’s individual retirement account and includes 5,000, 5,000 and 5,000 shares, respectively, held in three custodian accounts for Mr. Seitz’s children. Also includes 10,000 shares pledged as security.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) Equity Compensation Plans

The Company has adopted the 2006 Equity Incentive Plan, pursuant to which equity may be awarded to participants. The plan was approved by stockholders. The following table sets forth certain information with respect to the Company’s equity compensation plan as of June 30, 2012.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	346,304	$11.53	58,072
Equity compensation plans not approved by security holders	-	-	-
Total (1)	346,304	$11.53	58,072

(1)	The 2006 Equity Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans by United Community Bancorp to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made pursuant to programs generally available to all employees. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

Pursuant to the Audit Committee Charter, the Audit Committee periodically reviews for approval all of the Company’s and the Bank’s transactions with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, for the purpose of recommending to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved. In accordance with banking regulations and its policy, the Board of Directors also reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Bank’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Bank’s Code of Ethics and Business Conduct, all executive officers and directors of the Bank must disclose any existing or potential conflicts of interest to the Chief Executive Officer of the Bank. Such potential conflicts of interest include, but are not limited to, the following: (i) the Bank conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (ii) the ownership of more than 5% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with the Bank.

The aggregate amount of loans granted by United Community Bank to its executive officers and directors was $3.5 million at, June 30, 2012, or approximately 6.3% of stockholders’ equity. These loans were performing according to their original terms at June 30, 2012. United Community Bank has an employee loan program whereby employees, including executive officers, and directors, may obtain loans with preferential interest rates compared to those prevailing at the time for comparable loans with persons not related to United Community Bank. The following information is furnished for outstanding loans made by United Community Bank to related persons (directors, executive officers and their immediate family members) under the United Community Bank employee loan program as of June 30, 2012:

Name	Largest Aggregate Principal Outstanding for 2012 ($)	Principal Outstanding at June 30, 2012 ($)	Principal Paid During 2012 ($)	Interest Paid During 2012 ($)	Interest Rate Payable (%)
William F. Ritzmann
President and	22,729	-	22,729	638	1.798
Chief Executive Officer	92,392	89,892	2,500	935	0.895
	116,654	110,737	5,917	1,358	0.919
Total		200,629

Matthew P. Ritzmann	308,764	300,303	8,461	9,833	3.067
Son of William F. Ritzmann	268,201	259,206	8,995	3,146	1.010
and employee of United Community Bank	20,657	19,705	952	662	2.895
Total		579,214
Ralph B. Sprecher Chairman of the Board	363,697	353,854	9,843	6,061	1.455
Total		353,854
Robert J. Ewbank	80,378	80,378	(4,687)	4,234	5.250
Director	207,065	198,243	8,822	3,426	1.455
	227,757	217,188	10,569	12,331	6.000
	33,743	33,743	(10,836)	367	1.395
Total		529,552
Elmer G. McLaughlin	104,171	99,596	4,575	1,221	1.085
Executive Vice President	133,531	-	133,531	1,038	1.897
and Chief Operating Officer	99,000	99,000	-	1,003	0.895
Total		198,596
Eugene B. Seitz, II	167,424	161,226	6,198	2,802	1.571
Director	53,366	53,061	305	820	1.395
Total		214,287
James W. Kittle	90,022	85,084	4,938	1,076	1.067
Senior Vice President	29,094	21,098	7,996	554	1.955
	86,854	80,645	6,209	884	0.895
Total		186,827
W. Michael McLaughlin
Senior Vice President	100,389	84,049	16,340	1,060	1.071
	58,776	58,776	(2,711)	550	0.895
	40,873	40,873	(20,918)	352	0.895
Total		183,698
Brenda Wheat	142,850	-	142,850	792	1.280
Stepdaughter of Elmer G.	83,969	-	83,969	437	1.088
McLaughlin	334,701	334,701	(334,701)	1,972	1.007
	8,478	8,478	(8,478)	160	2.895
Total		343,179
Jerry W. Hacker Director	536,715	509,219	27,496	34,069	6.500
Total		509,219
Richard C. Strzynski	13,155	4,423	8,732	162	1.536
Director	23,570	23,570	(7,233)	247	1.395
Total		27,993
James D. Humphrey	93,929	80,759	13,170	4,808	5.500
	72,745	72,745	(5,392)	1,639	2.395
Total		153,504
Total for all executive officers, directors and related persons		$3,480,552

Other Transactions. Ewbank & Kramer LLP of Lawrenceburg, Indiana, of which Robert J. Ewbank is a partner, performs legal services for the Bank. Mr. Ewbank is also President and owner of Ewbank Land Title, Inc., which performs title searches and provides title insurance for loans that the Bank originates. Mr. Ewbank’s wife is the owner of Working Environments, Inc., which provides the Bank with interior design and decorating services for its offices. In fiscal 2012, the Bank paid $42,300 in legal fees to Ewbank & Kramer LLP and $30,800 to Working Environments, Inc. for interior design and decorating services including furnishings for United Community Bank’s offices. Ewbank Land and Title, Inc. performs title search services and provides title insurance for some of United Community Bank’s real estate loans. The cost of these services is primarily the responsibility of the Bank’s borrowers, with the fees being collected by the Bank from the borrower when a loan is closed. In fiscal 2012, the amount of fees paid for such services to Ewbank Land and Title, Inc. was $405,000, of which the Bank paid $34,600. We believe that the fees paid to Ewbank & Kramer LLP, Ewbank Land Title, Inc. and Working Environments, Inc. were based on normal terms and conditions as would apply to unaffiliated clients of those firms. During the fiscal 2012, United Community Bank made payments of approximately $145,650 to the Seitz Insurance Agency, an insurance agency of which G. Michael Seitz and Eugene B. Seitz, both directors of United Community Bank and United Community Bancorp, are officers and co-owners, for insurance coverage provided by third-party insurance companies and of such amount the Seitz Insurance Agency retained approximately $16,000 as commissions for its services. There are no other transactions or series of similar transactions between the Bank and any director or executive officer in which the amount involved exceeds $120,000 since the beginning of the Bank’s last fiscal year, or which are currently proposed.

Director Independence

The Company’s Board of Directors currently consists of nine members, each of whom are “independent” under the listing standards of the NASDAQ Stock Market, except for William F. Ritzmann, the President and Chief Executive Officer of the Company and United Community Bank, Elmer G. McLaughlin, the Executive Vice President, Chief Operating Officer and Corporate Secretary of United Community and United Community Bank, Robert J. Ewbank and G. Michael Seitz. In determining the independence of its directors, the Board considered transactions, relationships or arrangements between United Community, United Community Bank and its directors that were required to be disclosed in Item 13 of this Annual Report on Form 10-K. The Board also considered transactions, relationships or arrangements between the Company, United Community Bank and its directors that were not required to be disclosed in Item 13 of this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for the fiscal years ended June 30, 2012 and 2011 by Clark, Schaefer, Hackett & Co.:

	2012	2011
Audit fees(1)	$310,385	$173,540
Audit related fees(2)	-	11,146
Tax fees(3)	16,060	19,950
All other fees (4)	113,410	132,363

_____________

(1)	Consists of fees for professional services rendered for the audit of the consolidated financial statements and the review of the financial statements included in Quarterly Reports on Form 10-Q, including the restated Annual Report on Form 10-K/A for the year ended June 30, 2011 and the restated Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2011, both of which occurred during the fiscal year ended June 30, 2012.
(2)	For 2012 and 2011, consists of an information systems review for audit purposes.
(3)	For both 2012 and 2011, consists of fees for tax return preparation, planning and tax advice.
(4)	For 2012, consists of consulting fees related to regulatory and accounting matters, and services related to the stock offering. For 2011, consists of consulting fees related to regulatory reporting and miscellaneous compliance reviews, administration fees for deferred compensation and retirement plans for senior employees and Board members, and services related to the stock offering.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

During the year ended June 30, 2012, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2012 and 2011

Consolidated Statements of Operations for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

2.1	Amended and Restated Plan of Conversion and Reorganization, dated March 10, 2011, as amended and restated as of May 12, 2011 (1)

3.1	Charter of United Community Bancorp (2)

3.2	Amended and Restated Bylaws of United Community Bancorp (3)

4.1	Specimen Stock Certificate of United Community Bancorp (2)

10.1	United Community Bank Employee Stock Ownership Plan and Trust Agreement*(2)

10.2	Form of ESOP Loan Documents*(2)

10.3	United Community Bank 401(k) Profit Sharing Plan and Trust and Adoption Agreement*(2)

10.4	Amended and Restated United Community Bank Employee Severance Compensation Plan*(4)

10.5	Amended and Restated United Community Bank Supplemental Executive Retirement Plan*(4)

10.6	Amended and Restated Employment Agreement between United Community Bancorp and Certain Executive Officers*(4)

10.7	Employment Agreement between United Community Bank and Certain Executive Officers*(4)

10.8	United Community Bank Directors Retirement Plan*(2)

10.9	First Amendment to the United Community Bank Directors’ Retirement Plan (4)

10.10	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto*(3)

10.11	First Amendment to the United Community Bank Executive Supplemental Retirement Income Agreement (4)

10.12	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements*(2)

10.13	United Community Bancorp 2006 Equity Incentive Plan (5)

21	Subsidiaries

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

**101	The following materials from United Community Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan or arrangement.
**	Furnished, not filed
(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 (File No. 0-51800).
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on December 14, 2005 (File No. 333-130302).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2011 (File No. 0-51800).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2009 (File No. 0-51800).
(5)	Incorporated herein by reference to Appendix C to the Company’s definitive Proxy Statement filed with the SEC on October 5, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 7, 2012	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	/s/ William F. Ritzmann	September 7, 2012
William F. Ritzmann
President, Chief Executive Officer and Director
(Principal Executive Officer)

	/s/ Vicki A. March /	September 7, 2012
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Ralph B. Sprecher	September 7, 2012
Ralph B. Sprecher
Chairman of the Board

	/s/ Robert J. Ewbank	September 7, 2012
Robert J. Ewbank
Director

By:	/s/ Jerry W. Hacker	September 7, 2012
Jerry W. Hacker
Director

	/s/ Elmer G. McLaughlin	September 7, 2012
Elmer G. McLaughlin
Chief Operating Officer and Director

	/s / George M. Seitz	September 7, 2012
George M. Seitz
Director

	/s/ Eugene B. Seitz	September 7, 2012
Eugene B. Seitz
Director

	/s/ Richard C. Strzynski	September 7, 2012
Richard C. Strzynski
Director

	/s/ James D. Humphrey /	September 7, 2012
James D. Humphrey
Director

