Form 10-Q
period 2012-09-30
United Community Bancorp
filed 2012-11-15
CIK 1344970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐           No ☒

As of November 9, 2012, there were 7,834,782 shares of the registrant’s common stock outstanding, of which 4,655,200 shares were held by United Community MHC.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	September 30, 2012	June 30, 2012
Assets

Cash and due from banks	$1,677	$1,872
Interest-earning deposits in other financial institutions	29,594	27,207
Cash and cash equivalents	31,271	29,079

Investment securities:
Securities available for sale - at estimated market value	25,355	21,275
Securities held to maturity - at amortized cost	471	493
Mortgage-backed securities available for sale - at estimated market value	135,600	124,621

Loans receivable, net	272,076	283,154
Loans available for sale	802	393

Property and equipment, net	6,943	7,062
Federal Home Loan Bank stock, at cost	6,588	6,588
Accrued interest receivable:
Loans	1,213	1,137
Investments and mortgage-backed securities	678	585
Other real estate owned, net	763	197
Cash surrender value of life insurance policies	9,963	10,010
Deferred income taxes	2,491	3,004
Prepaid expenses and other assets	4,587	4,913
Goodwill	2,522	2,522
Intangible asset	830	870
Total assets	502,153	$495,903

Liabilities and Stockholders' Equity

Deposits	$433,059	426,967
Advances from FHLB	10,583	10,833
Accrued interest on deposits	31	33
Accrued interest on FHLB advance	8	8
Advances from borrowers for payment of insurance and taxes	528	325
Accrued expenses and other liabilities	2,647	2,749
Total liabilities	446,856	440,915

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 19,000,000 shares authorized, 8,464,000 shares issued at September 30, 2012 and June 30, 2012; 7,834,782 shares outstanding at September 30, 2012 and June 30, 2012	36	36
Additional paid-in capital	36,928	36,958
Retained earnings	26,693	27,060
Less shares purchased for stock plans	(2,343)	(2,416)
Treasury Stock, at cost - 629,218 shares at September 30, 2012 and June 30, 2012	(7,122)	(7,122)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	1,105	472

Total stockholders' equity	55,297	54,988

Total liabilities and stockholders' equity	$502,153	$495,903

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the three months ended September 30,
(In thousands, except per share data)	2012	2011

Interest income:
Loans	$3,450	$3,898
Investments and mortgage-backed securities	775	789
Total interest income	4,225	4,687
Interest expense:
Deposits	956	1,138
Borrowed funds	47	14
Total interest expense	1,003	1,152

Net interest income	3,222	3,535

Provision for loan losses	250	898

Net interest income after provision for loan losses	2,972	2,637

Other income:
Service charges	621	639
Gain on sale of loans	248	83
Gain on sale of investments	-	236
Gain on sale of other real estate owned	7	-
Income from bank owned life insurance	135	67
Other	56	101
Total other income	1,067	1,126

Other expense:
Compensation and employee benefits	1,809	1,736
Premises and occupancy expense	339	328
Deposit insurance premium	177	137
Advertising expense	96	93
Data processing expense	373	305
Intangible amortization	40	39
Professional fees	302	198
Other operating expenses	281	313
Total other expense	3,417	3,149

Income before income taxes	622	614

Income tax provision	128	138

Net income	$494	$476

Basic and diluted earnings per share	$0.06	$0.06

See accompanying notes to the consolidated financial statements.

2

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the three months ended
	September 30,
	2012	2011

Net income	$494	$476

Other comprehensive income, net of tax
Unrealized gain on securities available for sale	633	946

Reclassification adjustment for gains on securities available for sale included in income	-	(236)

Total comprehensive income	$1,127	$1,186

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the three months ended
	September 30,
(In thousands)	2012	2011

Operating activities:
Net income	$494	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131	144
Provision for loan losses	250	898
Deferred loan origination costs	(36)	(22)
Amortization of premium on investments	681	530
Proceeds from sale of loans	6,378	5,422
Loans disbursed for sale in the secondary market	(6,539)	(5,840)
Gain on sale of loans	(248)	(83)
Amortization of intangible asset	40	39
Amortization of acquisition-related loan yield adjustment	(61)	-
Amortization of acquisition-related CD yield adjustment	(4)	(9)
Gain on sale of investment securities	-	(236)
Gain on sale of other real estate owned	(7)	-
Increase in cash surrender value of life insurance	(135)	(67)
ESOP shares committed to be released	42	42
Stock-based compensation expense	-	24
Deferred income taxes	110	(156)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(169)	137
Prepaid expenses and other assets	326	578
Accrued interest	(2)	(3)
Accrued expenses and other	(102)	(76)

Net cash provided by operating activities	1,149	1,798

Investing activities:
Proceeds from maturity of available for sale investment securities	-	6,000
Proceeds from sale of available for sale investment securities	-	11,362
Proceeds from maturity of held to maturity securities	22	21
Proceeds from repayment of mortgage-backed securities available for sale	6,506	5,187
Proceeds from sale of mortgage-backed securities available for sale	-	14,193
Proceeds from sale of other real estate owned	41	-
Purchases of available for sale investment securities	(3,934)	(860)
Purchases of mortgage-backed securities available for sale	(17,274)	(42,151)
Purchases of Federal Home Loan Bank stock	-	(4,081)
Net decrease in loans	10,325	1,483
Proceeds from (purchase of) bank owned life insurance	182	(1,999)
Capital expenditures	(12)	(56)

Net cash used in investing activities	(4,144)	(10,901)

Financing activities:
Net increase in deposits	6,096	2,262
Repayments of Federal Home Loan Bank advances	(250)	(250)
Dividends paid to stockholders	(862)	(372)
Net increase in advances from borrowers for payment of insurance and taxes	203	182

Net cash provided by financing activities	5,187	1,822

Net increase (decrease) in cash and cash equivalents	2,192	(7,281)

Cash and cash equivalents at beginning of period	29,079	31,159

Cash and cash equivalents at end of period	$31,271	$23,878

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION- The Company, a Federally-chartered corporation, is the mid-tier holding company for United Community Bank (the “Bank”), which is a Federally-chartered, FDIC-insured savings bank. The Company was organized in conjunction with the Bank’s reorganization from a mutual savings bank to the mutual holding company structure on March 30, 2006. United Community MHC (the “MHC”), a Federally-chartered corporation, is the mutual holding company parent of the Company. At September 30, 2012, the MHC owned approximately 59.4% of the Company and must always own at least a majority of the voting stock of the Company. The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana. UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank. The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc, a wholly-owned subsidiary of United Community Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2012, which are included on the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 7, 2012.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2. PLAN OF CONVERSION AND REORGANIZATION – The Boards of Directors of the MHC and the Company adopted a Plan of Conversion and Reorganization (the “Plan”) on March 10, 2011 as amended and restated on May 12, 2011 and September 6, 2012. Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Indiana corporation named United Community Bancorp. As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of United Community Bancorp, the new Indiana corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of United Community Bancorp common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering are completed, all of the capital stock of United Community Bank will be owned by United Community Bancorp, the Indiana corporation.

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

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. If the conversion and public offering are not completed, all costs will be charged to expense in the period in which the public offering is terminated. Costs of $557,000 had been incurred and capitalized related to the conversion during the fiscal year ended June 30, 2011. Additional costs of $712,000 had been incurred and capitalized related to the conversion during the fiscal year ended June 30, 2012. Additional costs of $101,000 have been incurred and capitalized related to the conversion during the three months ended September 30, 2012.

3. EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of September 30, 2012 and June 30, 2012, the ESOP owned 151,632 shares of the Company’s common stock, which were held in a suspense account until released for allocation to participants.

4. EARNINGS PER SHARE (“EPS”) – The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For each of the three month periods ended September 30, 2012 and 2011, outstanding options to purchase 346,304 shares were excluded from the computations of diluted earnings per share as their effect would have not been dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended
	September 30,
	2012	2011

Basic weighted average outstanding shares	7,683,150	7,638,321
Effect of dilutive stock options	—	—
Diluted weighted average outstanding shares	7,683,150	7,638,321

5. STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. No stock-based compensation awards were granted during the three-month periods ended September 30, 2012 and 2011.

6. DIVIDENDS – On July 26, 2012, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.11 per share. The dividend, totaling $862,000 was paid on August 31, 2012.

7. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2012	2011
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$33	$—
Interest	$1,005	$1,155

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$633	$710
Transfers of loans to other real estate owned	$600	$237

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

The estimated fair values of the Company’s financial instruments at September 30, 2012 and June 30, 2012 are as follows:

	September 30, 2012		June 30, 2012
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$31,271	$31,271	$29,079	$29,079
Investment securities available for sale	25,355	25,355	21,275	21,275
Investment securities held to maturity	471	471	493	493
Mortgage-backed securities	135,600	135,600	124,621	124,621
Loans receivable and loans receivable held for sale	272,878	270,642	283,547	280,244
Accrued interest receivable	1,891	1,891	1,722	1,722
Investment in FHLB stock	6,588	6,588	6,588	6,588

Financial liabilities:
Deposits	433,059	435,172	426,967	429,208
Accrued interest payable	39	39	33	33
FHLB advance	10,583	10,833	10,883	10,911

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
September 30, 2012:
Mortgage-backed securities	$135,600	$—	$135,600	$—
Municipal bonds	25,228	—	25,228	—
Other equity securities	127	127	—	—

June 30, 2012:
Mortgage-backed securities	$124,621	$—	$124,621	$—
Municipal bonds	21,148	—	21,148	—
Other equity securities	127	127	—	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
September 30, 2012:
Other real estate owned	$763	$—	$763	$—
Loans held for sale	802	—	802	—
Impaired loans	26,746	—	26,746	—

June 30, 2012:
Other real estate owned	$197	$—	$197	$—
Loans held for sale	393	—	393	—
Impaired loans	28,190	—	28,190	—

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate, cash flow analysis or other observable market prices. The Bank’s policy is that fair values for these assets are based on current appraisals or cash flow analysis.

9. INVESTMENT SECURITIES

Investment securities available for sale at September 30, 2012 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$134,458	$1,467	$325	$135,600
Municipal bonds	24,465	831	68	25,228
Other equity securities	210	—	83	127
	$159,133	$2,298	$476	$160,955

Investment securities held to maturity at September 30, 2012 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$471	$—	$—	$471

Investment securities available for sale at June 30, 2012 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$124,354	$566	$299	$124,621
Municipal bonds	20,548	693	93	21,148
Other equity securities	210	—	83	127
	$145,112	$1,259	$475	$145,896

Investment securities held to maturity at June 30, 2012 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$493	$—	$—	$493

The mortgage-backed securities, callable bonds and municipal bonds available for sale have the following maturities at September 30, 2012:

	Amortized cost	Estimated market value
Due or callable in one year or less	$-	$-
Due or callable in 1 - 5 years	85,353	86,339
Due or callable in 5 - 10 years	59,552	60,121
Due or callable in greater than 10 years	14,018	14,368
Total debt securities	$158,923	$160,828

All other securities available for sale at September 30, 2012 are saleable within one year. The Bank held $471,000 and $493,000 in investment securities that are being held to maturity at September 30, 2012 and June 30, 2012, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of September 30, 2012

(dollars in thousands):

October 1, 2012 through June 30, 2013	$24
2014	49
2015	147
2016	56
2017 and thereafter	195
$471

Gross proceeds on the sale of investment and mortgage-backed securities were $-0- and $25.6 million for the three-month periods ended September 30, 2012 and 2011, respectively. Gross realized gains for the three-month periods ended September 30, 2012 and 2011 were $-0- and $236,000, respectively. There were no gross realized losses for the three months ended September 30, 2012 and 2011.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2012:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$39,680	$291	$2,652	$34	$42,332	$325
Municipal bonds	6,869	68	-	-	6,869	68
Other equity securities	-	-	127	83	127	83
	$46,549	$359	$2,779	$117	$49,328	$476
Number of investments	22		2		24

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the three month period ended September 30, 2012:

	Core Deposit Intangible	Goodwill
	( in thousands)

Balance at June 30, 2012	$870	$2,522
Amortization	(40)	-
Balance at September 30, 2012	$830	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of September 30, 2012:

October 1, 2012 through June 30, 2013	$140
2014	143
2015	118
2016	117
2017	117
2018 and thereafter	195
$830

11. DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three months ended September 30, 2012 (in thousands):

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2012:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Charge offs	(59)	(50)	-	-	(100)	-	-	-	(209)
Recoveries	5	13	(1)	9	1	-	-	1	28
Provision	323	111	22	(253)	38	3	8	(2)	250
Ending Balance:	$935	$551	$257	$1,671	$2,221	$6	$19	$23	$5,683

Balance, Individually Evaluated	$17	$-	$6	$448	$435	$-	$-	$-	$906

Balance, Collectively Evaluated	$918	$551	$251	$1,223	$1,786	$6	$19	$23	$4,777

Financing receivables:
Ending balance	$119,524	$35,519	$18,329	$35,424	$55,547	$1,386	$3,665	$7,775	$277,169

Ending Balance: individually evaluated for impairment	$4,903	$1,619	$1,976	$13,547	$6,047	$-	$27	$236	$28,355

Ending Balance: collectively evaluated for impairment	$101,429	$28,873	$15,621	$21,497	$45,034	$1,386	$3,556	$6,577	$223,973

Ending Balance: loans acquired with deteriorated credit quality	$13,192	$5,027	$732	$380	$4,466	$-	$82	$962	$24,841

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2012 (in thousands):

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335
Charge offs	(529)	(302)	-	(1,233)	(1,804)	-	(8)	(23)	(3,899)
Recoveries	135	105	-	256	4	-	-	16	516
Provision	260	364	124	282	2,620	-	7	5	3,662
Ending Balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Balance, Individually Evaluated	$17	$-	$9	$487	$562	$-	$-	$-	$1,075
Balance, Collectively Evaluated	$649	$477	$227	$1,428	$1,720	$3	$11	$24	$4,539
Financing receivables:
Ending balance	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199
Ending Balance: individually evaluated for impairment	$5,992	$1,652	$1,051	$14,000	$7,177	$-	$28	$240	$30,140
Ending Balance: collectively evaluated for impairment	$102,175	$28,561	$16,019	$27,914	$47,307	$1,189	$3,330	$5,616	$232,111
Ending Balance: loans acquired with deteriorated credit quality	$13,534	$5,382	$751	$411	$4,639	$-	$83	$1,148	$25,948

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b).

Credit Risk Profile by Internally Assigned Grade

At September 30, 2012

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$105,945	$33,961	$12,080	$16,203	$30,256	$707	$2,673	$6,441	$208,266
Watch	7,279	1,004	3,945	3,006	11,554	479	965	639	28,871
Special mention	526	22	823	344	7,623	—	—	46	9,384
Substandard	5,774	532	1,481	15,871	6,114	200	27	649	30,648
Total:	$119,524	$35,519	$18,329	$35,424	$55,547	$1,386	$3,665	$7,775	$277,169

Credit Risk Profile by Internally Assigned Grade

At June 30, 2012

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$108,642	$34,380	$11,836	$15,423	$30,379	$510	$2,577	$6,015	$209,762
Watch	6,503	683	4,059	10,223	11,250	479	836	615	34,648
Special mention	268	24	827	347	10,249	—	—	—	11,715
Substandard	6,288	508	1,099	16,332	7,245	200	28	374	32,074
Total:	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At September 30, 2012

	(in thousands)
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,000	$218	$1,213	$2,431	$117,093	$119,524
Consumer	296	3	102	401	35,118	35,519
One- to Four- Family Non-Owner Occupied Mortgage	1,251	-	56	1,307	17,022	18,329
Multi-family Residential Real Estate Mortgage	488	-	2,405	2,893	32,531	35,424
Non-Residential Real Estate	41	-	-	41	55,506	55,547
Construction	-	-	-	-	1,386	1,386
Land	50	-	-	50	3,615	3,665
Commercial and Agricultural	6	46	-	52	7,723	7,775
Total	$3,132	$267	$3,776	$7,175	$269,994	$277,169

Age Analysis of Past Due Loans Receivable

At June 30, 2012

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,764	$355	$993	$3,112	$118,589	$121,701
Consumer	195	15	274	484	35,111	35,595
One- to Four- Family Non-Owner-Occupied Mortgage	947	—	53	1,000	16,821	17,821
Multi-family Residential Real Estate Mortgage	489	—	—	489	41,836	42,325
Nonresidential Real Estate	207	306	698	1,211	57,912	59,123
Construction	—	—	—	—	1,189	1,189
Land	—	—	—	—	3,441	3,441
Commercial and Agricultural	246	—	—	246	6,758	7,004
Total	$3,848	$676	$2,018	$6,542	$281.657	$288,199

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

	For the three months ended September 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$39	$68	$17	$-	$39
Consumer	341	347	6	5	409
One- to Four- Family Non-Owner Occupied Mortgage	4,237	4,685	448	20	4,252
Multi-family Residential Real Estate Mortgage	4,287	5,847	435	16	4,601
Nonresidential Real Estate	-	-	-	-	-
Construction	-	-	-	-	-
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$8,904	$10,947	$906	$41	$9,301

Impaired Loans

				For the three months ended September 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$5,717	$6,503	$-	$16	$6,097
Consumer	532	1,226	-	5	520
One- to Four- Family Non-Owner Occupied Mortgage	1,136	1,256	-	6	710
Multi-family Residential Real Estate Mortgage	8,862	12,572	-	66	9,054
Nonresidential Real Estate	1,333	3,839	-	5	1,521
Construction	-	-	-	-	-
Land	27	49	-	-	28
Commercial and Agricultural	235	244	-	5	238
Total	$17,842	$25,689	$-	$103	$18,168

Impaired Loans

				For the three months ended September 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
Mortgage One- to Four- Family - Owner-Occupied	$5,756	$6,571	$17	$16	$6,136
Consumer	873	1,573	6	10	929
One- to Four- Family Non-Owner Occupied Mortgage	5,373	5,941	448	26	4,962
Multi-family Residential Real Estate Mortgage	13,149	18,419	435	82	13,655
Nonresidential Real Estate	1,333	3,839	-	5	1,521
Construction	-	-	-	-	-
Land	27	49	-	-	28
Commercial and Agricultural	235	244	-	5	238
Total	$26,746	$36,636	$906	$144	$27,469

				For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
With an allowance recorded:
One- to Four- Family - Owner-Occupied	$40	$70	$(17)	—	$33
Consumer	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	476	485	(9)	14	238
Multi-family Residential Real Estate Mortgage	4,266	4,754	(487)	119	5,375
Nonresidential Real Estate	4,915	6,661	(562)	61	2,457
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$9,697	$11,970	$(1,075)	$194	$8,103

				For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Without an allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$6,476	$7,353	$—	$96	$6,293
Consumer	508	1,168	—	40	254
One- to Four- Family Non-Owner Occupied Mortgage	285	403	—	2	260
Multi-family Residential Real Estate Mortgage	9,247	12,923	—	230	7,865
Non-residential Real Estate	1,709	4,216	—	39	4,510
Construction	—	—	—	—	—
Land	28	49	—	—	14
Commercial and Agricultural	240	249	—	13	120
Total	$18,493	$26,361	$—	$420	$19,316

				For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
Mortgage One- to Four- Family - Owner-Occupied	$6,516	$7,423	$(17)	$96	$6,326
Consumer	508	1,168	—	40	254
One- to Four- Family Non-Owner-Occupied Mortgage	761	888	(9)	16	498
Multifamily Residential Real Estate Mortgage	13,513	17,677	(487)	349	13,240
Nonresidential Real Estate	6,624	10,877	(562)	100	6,967
Construction	—	—	—	—	—
Land	28	49	—	—	14
Commercial and Agricultural	240	249	—	13	120
Total	$28,190	$38,331	$(1,075)	$614	$27,419

The Bank did not have any investments in subprime loans at September 30, 2012. Impaired loans at September 30, 2012 included troubled debt restructurings with an aggregate principal balance of $22.4 million and a recorded investment of $21.8 million. See Note 12 for more discussion on troubled debt restructurings.

12. TROUBLED DEBT RESTRUCTURINGS - From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring (“TDR”) when we determine that greater economic value will ultimately be recovered under the new restructured terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are accounted for as set forth in ASC 310-40 Troubled Debt Restructurings by Creditors (“ASC 310-40”). A TDR may be on nonaccrual or it may accrue interest. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be placed on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification, the loan is restructured at a market rate and management determines that principal and interest under the new terms are fully collectible. All TDRs are considered to be impaired loans. A TDR will be removed from TDR classification if it is restructured at a market rate, is not impaired under restructured terms and has been performing for at least twelve months.

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

During the quarter ended March 31, 2011, we began restructuring loans into a split note or Note A/Note B format. With respect to a particular loan relationship, upon performing a global analysis of the relationship with the borrower, the terms of Note A are calculated using current financial information to determine the amount of payment at which the borrower would have a debt service coverage ratio of 1.5x or better. The resulting payment is calculated based upon a 30-year amortization period, then fixed for two years, with the loan maturing at the end of the two year period. The amount for Note B is the difference between Note A and the original amount to be refinanced, plus all other expenses necessary to restructure the loans. The Note B bears the same interest rate and balloon term as Note A, but no principal or interest payments are due until maturity. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off at the time of issuance of the Note B. Note A is treated as any other troubled debt restructuring and initially is placed on non-accrual. Generally, Note A may return to accrual status after a history of performance in accordance with the restructured terms of at least six consecutive months is established.

The following tables summarize TDRs by loan type and accrual status.

	At September 30, 2012
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$2,095	$2,693	$4,788	$23	$4,765	26	$4,858
Multi-family residential real estate	7,377	4,179	11,556	160	11,396	12	11,598
Nonresidential real estate	3,111	2,926	6,037	435	5,602	8	5,623
Total	$12,583	$9,798	$22,381	$618	$21,763	46	$22,079

	At June 30, 2012
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$2,374	$2,601	$4,975	26	$4,949	28	$5,365
Multi-family residential real estate	7,715	4,251	11,966	165	11,801	12	11,514
Nonresidential real estate	3,122	2,987	6,109	465	5,644	8	6,194
Total	$13,211	$9,839	$23,050	$656	$22,394	48	$23,073

Interest income recognized on TDRs is as follows:

For the three months ended September 30, 2012

One-to Four-Family residential real estate	$17
Multi-family residential real estate	86
Nonresidential real estate	20
Construction	-
Commercial	-
Consumer	-
Total	$123

At September 30, 2012, the Bank had 46 loans with a recorded investment totaling $21.8 million that qualified as TDRs, and has reserved an aggregate of $618,000 for losses on these loans. At September 30, 2012, TDRs with no related allowance totaled $14.6 million and TDRs with a related allowance totaled $7.2 million. At September 30, 2012, the Bank had no other commitments to lend on its TDRs. At June 30, 2012, the Bank had 48 loans totaling $23.1 million that qualified as TDRs, and has established an allowance for losses on these loans of $656,000. At June 30, 2012, TDRs with no related allowance totaled $17.4 million and TDRs with a related allowance totaled $5.7 million. Management continues to monitor the performance of loans classified as TDRs.

Loans that were included in TDRs at September 30, 2012 and June 30, 2012 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered interest rate period, requiring the borrower to refinance at market rates at that time. At September 30, 2012, there were 38 loans with required principal and interest payments, and eight loans with required interest only payments. At June 30, 2012, there were 39 loans with required principal and interest payments, and nine loans with required interest only payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2012
	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$22,394	48
Additions to TDRs	156	-
Removal of TDRs(1)	(146)	(2)
Payments	(641)	-
Ending balance	$21,763	46

(1) One TDR was foreclosed on during the period and transferred to REO in the amount of $146,000. At June 30, 2012, one customer had two TDRs that were restructured during the quarter ended September 30, 2012 into one loan.

Two loans that were recorded as TDRs at June 30, 2012 were restructured during the quarter ended September 30, 2012 upon the end of the original restructured terms. The restructuring increased the recorded investment in these loans by $156,000 and the loans continue to be carried as TDRs.

No new loans were restructured during the quarter ended September 30, 2012.

13. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU became effective for the Company during the quarter ended September 30, 2012. The adoption of this ASU does not impact the way the Company reports comprehensive income, and did not have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The ASU became effective for the Company during the quarter ended September 30, 2012. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.

In July 2012 the FASB issued ASU 2012-02, Intangibles - goodwill and other (Topic 350). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. Effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.

In August 2012 the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. Because the amendments in this ASU reflect only guidance modifications that the SEC had previously issued, the amendments have no incremental impact on the reporting entity.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update clarify the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. For public entities, amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 7, 2012, which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: the allowance for loan losses and the valuation of deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; and value of collateral. Inherent loss factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 11 and 12 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2012.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. The Company applies the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of September 30, 2012 and June 30, 2012. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended September 30, 2012 and 2011, and had no accrued interest and penalties on the balance sheet as of September 30, 2012 and June 30, 2012. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before the fiscal year ended June 30, 2009.

Comparison of Financial Condition at September 30, 2012 and June 30, 2012

Balance Sheet Analysis

Total assets were $502.2 million at September 30, 2012, compared to $495.9 million at June 30, 2012. Total assets increased $6.3 million, or 1.3%, primarily as a result of a $15.0 million increase in investment securities, partially offset by an $11.1 million decrease in loans. Our investment securities increased as a result of an increase in deposits and a decrease in loans. The increase in investment securities was primarily related to purchases of both mortgage-backed securities and municipal bonds. The decrease in loans was primarily the result of payoffs aggregating $5.8 million for three performing commercial real estate loans as described below.

Total liabilities were $446.9 million at September 30, 2012, compared to $440.9 million at June 30, 2012. The increase of $6.0 million was primarily the result of a $6.1 million increase in deposits which reflected a $3.8 million net increase in municipal deposits and a $2.3 million increase in retail customer deposits. The increase in municipal deposits consisted of an increase in demand deposits totaling $5.0 million, partially offset by a decrease in savings accounts totaling $1.2 million. The increase in retail deposits consisted of increases in demand deposit accounts of $1.0 million and savings accounts of $2.7 million, partially offset by declines in certificate of deposit of $1.4 million.

Total stockholders’ equity was $55.3 million at September 30, 2012, compared to $55.0 million at June 30, 2012. The increase was primarily the result of net income of $494,000 and a $633,000 increase in net unrealized gains on investments, partially offset by dividends paid of $862,000. As previously announced, the Company suspended the payment of dividends as a result of the cost and uncertainty associated with United Community MHC’s ability to waive receipt of the Company’s dividends. This cost and uncertainty was due to the Federal Reserve Board requirement that a “grandfathered” mutual holding company, like United Community MHC, obtain member (depositor) approval and comply with other procedural requirements prior to waiving dividends, which would make dividend waivers impracticable. Accordingly, on August 31, 2012, the Company paid a cash dividend to all stockholders, including United Community MHC, for the quarter ended June 30, 2012, which totalled $862,000, including $512,000 paid to United Community MHC.

Loans. At September 30, 2012, one- to four- family residential loans totaled $137.9 million, or 49.7% of total gross loans, compared to $139.5 million, or 48.4% of total gross loans, at June 30, 2012. The reduction in the one- to four-family residential portfolio during the 2012 period was primarily due principal repayments coupled with our strategy of selling in the secondary market newly-originated fixed-rate loans with terms longer than 10 years.

Multi-family and nonresidential real estate and land loans totaled $91.0 million and represented 32.8% of total loans at September 30, 2012, compared to $101.4 million, or 35.2% of total loans, at June 30, 2012. The decrease was primarily attributable to the repayment of one nonresidential real estate loan totaling $1.8 million and two multi-family real estate loans totaling $4.0 million.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30, 2012		At June 30, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$137,853	49.7%	$139,522	48.4%
Multi-family	35,424	12.8	42,325	14.7
Construction	1,386	0.5	1,189	0.4
Nonresidential real estate	55,547	20.0	59,123	20.5
Land	3,665	1.3	3,441	1.2
Commercial business	4,278	1.6	3,854	1.3
Agricultural	3,497	1.3	3,150	1.1
Consumer:
Home equity	31,338	11.3	31,242	10.9
Auto	1,991	0.7	1,820	0.6
Share loans	1,143	0.4	1,200	0.4
Other	1,047	0.4	1,333	0.5
Total consumer loans	35,519	12.8	35,595	12.4
Total loans	$277,169	100.0%	$288,199	100.0%
Less (plus):
Deferred loan costs, net	(960)		(924)
Undisbursed portion of loans in process	370		355
Allowance for loan losses	5,683		5,614
Loans, net	272,076		$283,154

Loan Maturity

The following table sets forth certain information at September 30, 2012 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$2,253	$31,905	$103,695	$137,853
Multi-family real estate	231	11,212	23,981	35,424
Construction	884	244	258	1,386
Nonresidential real estate	2,527	20,745	32,275	55,547
Land	231	2,153	1,281	3,665
Commercial	156	2,651	1,471	4,278
Agricultural	78	1,306	2,113	3,497
Consumer	5,424	2,755	27,340	35,519
Total	$11,784	$72,971	$192,414	$277,169

The following table sets forth the dollar amount of all loans at September 30, 2012 due after September 30, 2013 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$42,933	$92,667	$135,600
Multi-family real estate	4,248	30,945	35,193
Construction	225	277	502
Nonresidential real estate	7,381	45,639	53,020
Land	1,235	2,199	3,434
Commercial	1,404	2,718	4,122
Agricultural	728	2,691	3,419
Consumer	2,281	27,814	30,095
Total	$60,435	$204,950	$265,385

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Total loans at beginning of period	$288,199	$290,834
Loans originated (1):
One- to four-family residential real estate	9,636	2,606
Multi-family residential real estate	—	—
Construction	471	351
Nonresidential real estate	52	—
Land	—	58
Commercial business	391	25
Consumer	3,132	549
Total loans originated	13,682	3,589
Deduct:
Loan principal repayments	18,173	2,765
Loans originated for sale	6,539	3,459
Net loan activity	(11,030)	(2,635)
Total loans at end of period	$277,169	$288,199

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Overview. Net income for the three months ended September 30, 2012 was $494,000, compared to net income of $476,000 for the three months ended September 30, 2011. A $648,000 decrease in the provision for loan losses was partially offset by a $313,000 decrease in net interest income and $268,000 increase in noninterest expense.

Net Interest Income. Net interest income decreased $313,000, or 8.9%, to $3.2 million for the quarter ended September 30, 2012 as compared to $3.5 million for the quarter ended September 30, 2011. A decrease of $462,000 in interest income was partially offset by a $149,000 decrease in interest expense. The decrease in interest income was principally the result of a decrease in the average rate earned on loans from 5.48% to 4.99%, and a decrease in the average interest rate earned on investments from 2.40% to 2.01%. The impact of a $7.8 million decrease in average loans was largely offset by a $23.0 million increase in average investments. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 1.10% to 0.89%, partially offset by a $15.4 million increase in average outstanding deposits. Changes in interest rates are reflective of decreases in overall market rates. Net interest margin for the quarter ended September 30, 2012 was 2.79%, a decrease of 17 basis points from the quarter ended June 30, 2012 and a decrease of 43 basis points from the quarter ended September 30, 2011.

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

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$276,830	$3,450	4.99%	$284,642	$3,898	5.48%
Investment securities	154,006	772	2.01	131,011	786	2.40
Other interest-earning assets	30,972	3	0.04	23,413	3	0.05
Total interest-earning assets	461,808	4,225	3.66	439,066	4,687	4.27
Noninterest-earning assets	36,451			34,375
Total assets	$498,259			$473,441
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$156,988	127	0.32%	146,058	175	0.48
Passbook accounts	81,200	104	0.51	70,557	68	0.39
Certificates of deposit	190,678	725	1.52	196,827	895	1.82
Total interest-bearing deposits	428,866	956	0.89	413,442	1,138	1.10
FHLB advances	10,708	47	1.76	1,708	14	3.28
Total interest-bearing liabilities	439,574	1,003	0.91	415,150	1,152	1.11
Noninterest-bearing liabilities	3,509			3,790
Total liabilities	443,083			418,940
Total stockholders’ equity	55,176			54,501
Total liabilities and stockholders’ equity	$498,259			$473,441
Net interest income		$3,222			$3,535
Interest rate spread			2.75%			3.16%
Net interest margin			2.79%			3.22%
Average interest-earning assets to average interest-bearing liabilities			105.06%			105.76%

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

	Three Months Ended September 30, 2012 Compared to 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$(107)	$(341)	$(448)
Investment securities	138	(152)	(14)
Other interest-earning assets	1	(1)	—
Total interest-earning assets	32	(494)	(462)

Interest expense:
Deposits	42	(224)	(182)
FHLB advances	74	(41)	33
Total interest-bearing liabilities	116	(265)	(149)
Net change in net interest income	$(84)	$(229)	$(313)

Provision for Loan Losses. The provision for loan losses was $250,000 for the quarter ended September 30, 2012, compared to $898,000 for the same quarter in the prior year. The decrease in the loan loss provision was primarily due to a decrease in the loan portfolio of approximately $11.1 million combined with a decrease in nonperforming loans from June 30, 2012 of approximately $1.0 million.

Other Income. The following table summarizes other income for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		%
	2012	2011	Change
	(Dollars in thousands)
Service charges	$621	$639	(2.8)
Gain on sale of loans	248	83	198.8
Gain on sale of investments	—	236	(100.0)
Gain on sale of other real estate owned	7	—	100.0
Income from bank-owned life insurance	135	67	101.5
Other	56	101	(44.6)
Total other income	$1,067	$1,126	(5.2)

Other income remained flat at $1.1 million in the quarters ended September 30, 2012 and 2011. Increases of $165,000 in gain on sale of loans and $68,000 in income from bank owned life insurance during the quarter ended September 30, 2012 were offset by a $236,000 decrease in gain on sale of investments. The increase in the gain on sale of loans was the result of an increase in loan sales to Freddie Mac in the September 30, 2012 quarter when compared to the same quarter in the prior year, primarily due to an increase in refinancing activity as a result of the continued low interest rate environment. The increase in income from bank owned life insurance was the result of the purchase of additional bank owned life insurance during the latter part of the fiscal year ended June 30, 2012. The decrease in gain on sale of investments was the result of no sales of mortgage-backed securities and other available for sale investment securities during the current year quarter as compared to the prior year quarter.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		%
	2012	2011	Change
	(Dollars in thousands)
Compensation and employee benefits	$1,809	$1,736	4.2%
Premises and occupancy expense	339	328	3.4
Deposit insurance premium	177	137	29.2
Advertising expense	96	93	3.2
Data processing expense	373	305	22.3
Intangible amortization	40	39	2.6
Professional fees	302	198	52.5
Other operating expenses	281	313	(10.2)
Total noninterest expense	$3,417	$3,149	8.5%

Noninterest expense increased $268,000, or 8.5%, from $3.1 million for the quarter ended September 30, 2011 to $3.4 million for the quarter ended September 30, 2012. The increase is primarily due to increases of $104,000 in professional fees, $73,000 in compensation and employee benefits, and $68,000 in data processing expenses. The increase in professional fees was primarily due to an increase in audit, legal and consulting expenses related to annual reporting requirements. The increase in compensation and employee benefits expense was primarily due to the addition of employees in the accounting and collections departments and annual wage increases. The increase in data processing expense was primarily due to the implementation of a new branch network communication system.

Income Taxes. Income tax expense for the three months ended September 30, 2012 was $128,000, compared to an expense of $138,000 for the three months ended September 30, 2011.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets, nonaccrual loans, and TDRs that are delinquent or have not been performing in accordance with their restructured terms for a specified period of time to be nonperforming assets.

All of the TDRs at September 30, 2012 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At September 30, 2012, 46 loans were considered to be TDRs (with an aggregate balance of $21.8 million) of which 23 loans (with an aggregate balance of $9.8 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At September 30, 2012	At June 30, 2012
(Dollars in thousands)	(Unaudited)
Nonaccrual loans:
One- to four-family residential real estate	$2,467	$2,412
Multi-family real estate	1,991	2,034
Nonresidential real estate and land	46	1,106
Commercial	236	240
Consumer	532	508
Total nonaccrual loans	5,272	6,300
Nonaccrual restructured loans:
One- to four-family residential real estate	2,693	2,601
Multi-family real estate	4,179	4,251
Nonresidential real estate and land	2,926	2,987
Total nonaccrual restructured loans	9,798	9,839
Total nonperforming loans	15,070	16,139
Real estate owned	763	197
Total nonperforming assets	15,833	16,336
Accruing restructured loans	12,583	13,211
Accruing restructured loans and nonperforming assets	$28,416	$29,547
Total nonperforming loans to total loans	5.44%	5.60%
Total nonperforming loans to total assets	3.00%	3.26%
Total nonperforming assets to total assets	3.15%	3.30%
Total number of nonperforming loans	79	74

The decrease in nonperforming loans is primarily due to a payoff of approximately $300,000 of a nonresidential real estate loan and the acquisition through foreclosure of a nonresidential real estate loan with a carrying value of $600,000.

Interest income that would have been recorded for the three months ended September 30, 2012 had nonaccruing loans been current according to their original terms was $80,000. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $21,000 for the three months ended September 30, 2012.

A discussion of our most significant nonaccrual loans follows. At September 30, 2012, these loans comprised $13.8 million. The five largest nonaccrual loans at September 30, 2012 were comprised of: loans A-1 and A-3 of Loan Relationship A, and the loans in Loan Relationships B, G, H and I. Loan A-2 (within Loan Relationship A), and the loans in Loan Relationships C, E and F, which were reported as “accruing restructured loans” at June 30, 2012, have been performing in accordance with their restructured terms for a sufficiently long period of time and are reported as “accruing restructured loans” at September 30, 2012.

-	Loan Relationship A. The loans comprising this loan relationship (with Loan A-3 using the split note strategy) had a net carrying value of $5.1 million at September 30, 2012. Three loans, all included in one loan relationship, with a carrying value of $6.4 million prior to its restructuring in the third quarter of the year ended June 30, 2011. One loan (A-1) is secured by a first mortgage on an apartment complex near a college campus, another (A-2) is secured by a first mortgage on two mobile home parks, and the last (A-3) is secured by the first mortgage on another apartment complex. At September 30, 2012 and June 30, 2012, Loan A-1 and Loan A-3 are included in the above table in “Nonaccrual restructured loans, Multi-family real estate.” Loan A-2 is included in “Accruing restructured loans.” In the “Credit Risk Profile by Internally Assigned Grade” table on page 15, Loans A-1, A-2, and A-3 were classified as Multi-Family Residential Real Estate, Substandard, at September 30, 2012 and June 30, 2012. The loans comprising Loan Relationship A were originally restructured in October and November, 2010. At the time of the first restructuring in 2010, Loan A-1, with a carrying value of $3.0 million, was 180 days delinquent, and Loans A-2 and A-3 were performing. Management performed a global analysis of the borrowers and restructured each of the three loans by reducing the original loan rates by 125 to 225 basis points to a rate that was 25 basis points below market rate. Foregone interest income amounted to $51,000 on the two performing loans that were restructured. The borrowers paid a loan modification fee of $3,000 for this restructuring. At June 30, 2010, after the effect of restating the June 30, 2010 financial statements, management established a specific allocation on these three loans through a charge-off to the general allowance for loan losses of $1.1 million. On each of the three loans, one of the borrowers is a corporate entity. Also, on the three loans, each of the principals of the corporate borrowers individually signed as co-borrowers. At the time of the restructuring, the Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of the potential future losses. In March 2011, Loan A-3 was again restructured through a troubled debt restructuring as a result of the borrower experiencing cash flow problems during the quarter ended March 31, 2011. The cash flow problems experienced were the combined effect of decreased rental income and the failure to pay real estate property taxes. However, due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Based upon a cash flow analysis of the properties performed by management, $651,000 of the $6.4 million in loans was charged-off during the restructuring using the split note strategy. This split was done for one loan that had a balance of $1.6 million before the split. After the split, Note A had a balance of $994,000 and Note B had a balance of $651,000. Prior to the loan being restructured in March, 2011, the restructured loan carried a $650,000 specific reserve as restated on the Company’s Form 10-K, as amended, for the year ended June 30, 2011 filed with the SEC on March 28, 2012 that was included in Note B and charged-off. The split note loans have an interest rate that is 275 basis points below their original restructured rate for a period of two years, and 475 basis points below their original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. This relationship was performing in accordance with its restructured terms at September 30, 2012. The property securing Loan A-3 was sold in April 2012 for $2.2 million. The buyer made a down payment of $50,000 and pays a monthly principal and interest payment, based on a 5% interest rate and a 30-year term. This land contract has a balloon payment in April 2014. The buyer has made all scheduled payments as of September 30, 2012.

-	Loan Relationship B. The loans comprising Loan Relationship B, using the split note strategy, had a net carrying value of $1.5 million at September 30, 2012. The loans comprising Loan Relationship B were originally restructured in June, 2010, with an aggregate carrying value of $4.1 million until their restructuring in the quarter ended March 31, 2011. These loans are secured by a first mortgage on two separate retail strip shopping centers and a single purpose commercial use property. The loans are included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at September 30, 2012 and June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 15, these loans were classified as “Nonresidential real estate, Substandard” at September 30, 2012 and June 30, 2012. At the time of the original restructuring, the property value was based primarily on the collateral’s cash flow, including required personal cash infusions from the co-borrowers. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. One of the borrowers is a corporate entity. The principals of the corporate borrower are also co-borrowers on the note. At the time of the restructuring, the Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of potential future losses. The restructured loans were considered impaired at June 30, 2010 with an allowance for loan loss of $600,000 to reflect the reduction in carrying value resulting from the exclusion of the required personal cash infusions from the co-borrowers from the calculation of the carrying value. In March, 2011, the loans comprising Loan Relationship B again were experiencing cash flow problems. The cash flow problems experienced were the combined effect of the level of the required monthly loan payments, decreases in rental revenue from the properties, and failure to pay real estate property taxes. Due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Therefore, in March 2011, the two loans secured by the two separate retail strip shopping centers were combined and refinanced into two loans, using the split note strategy. The first loan was for $2.4 million and was classified as substandard and was a troubled debt restructuring because of a below market interest rate. The second loan was for $1.3 million and was charged-off. In March 2011, the loan secured by the single purpose commercial use property was also refinanced into two loans, using the split note strategy. The first loan was for $238,000 and was classified as substandard and was a troubled debt restructuring because of a below market interest rate. The second loan was for $169,000 and was charged-off. The restructured loans have an interest rate that is 275 basis points lower than the 2010 restructured rate for a period of two years, and 500 basis points below their original rates. The loan secured by the two retail strip shopping centers was classified as substandard and the loan secured by the single purpose commercial use property was classified as substandard, were both included in “Nonaccrual restructured loans, Nonresidential real estate” as of June 30, 2012. At the end of the two year period, balloon payments are due, unless the borrower refinances the loans into a market rate loan at that time. In May 2012, the loan secured by the two retail strip shopping centers experienced the loss of a major tenant. As a result of the decrease in cash flow, the Bank had the two retail strip shopping centers appraised in June 2012. The appraisal reflected that the value of the properties declined to $1.45 million from the previous appraisal of $2.95 million in February 2011. Management has determined that this loan will ultimately be settled through the sale of the property. A charge-off in the amount of $956,000 was established in the quarter ended June 30, 2012 based on the most recent appraisal indicating a known loss, and an additional impairment of $189,000 was established based on the Bank’s experience in settling foreclosed property. The carrying value of this loan is classified as substandard, and this loan is a troubled debt restructuring. The Bank also appraised the single purpose commercial use property in June 2012. The value of this property declined to $225,000 from $325,000 in February 2011 due to decreased cash flow from the current tenant. Management decided that this loan would also be settled from the sale of the property. A charge-off in the amount of $22,000 was established based on the most recent appraisal indicating a known loss, and an additional impairment of $29,000 was established based on the Bank’s experience in settling foreclosed property. The carrying value of this loan is classified as substandard, and this loan is a troubled debt restructuring. The loans were performing in accordance with their restructured terms at September 30, 2012.

-	Loan Relationship C. The loans comprising this relationship, using the split note strategy, had a net carrying value of $1.5 million at September 30, 2012. The original two loans included in this relationship had an aggregate value of $2.1 million prior to being restructured in the quarter ended March 31, 2011. One of the original loans was secured by a first mortgage on a single-family home. The other original loan was secured by a 24-unit apartment complex, six one- to four-family residential properties and ten residential building lots. In March 2011, these two loans were restructured into two loans, using the split note strategy. The two loans using the split note strategy had an aggregate carrying value of $1.51 million at September 30, 2012 and $ 1.52 million at June 30, 2012. The Note A loan is included in the above table in “Accruing restructured loans” at September 30, 2012 and at June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 15, the Note A loan is classified as “Multi-family real estate, Substandard” at September 30, 2012 and June 30, 2012, respectively. The loans comprising Loan Relationship C were originally restructured in August 2009. At the time of the first restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $29,000. In August 2009, the loans were originally restructured by reducing the interest rates on the loans by a range of 400 to 600 basis points to a rate that was 300 basis points below market rate. These loans were performing at the initial time of the restructuring in August 2009, but the borrowers were beginning to experience cash flow difficulties. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. At the time the loans were initially restructured, independent appraisals were performed on each piece of underlying collateral. These appraisals supported the aggregate $2.1 million carrying value of the two loans. One of the borrowers is a corporate entity, with one principal who has personally signed on the loan. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrower and determined that the co-borrower was not expected to cover a total loss, but would mitigate the amount of potential future losses. Based on the restatement of the June 30, 2010 audited consolidated financial statements, these loans were considered impaired at June 30, 2010, with an allowance for loan losses of $675,000 established to reflect the reduction in the carrying value resulting from the exclusion of the required personal cash infusions from the calculation of the carrying value. During the quarter ended March 2011, the borrower again began to experience cash flow difficulties and these loans were refinanced through a troubled debt restructuring. The cash flow problems contributed to the combined effect of the failure to pay required monthly loan payments, the failure to pay association dues, and the failure to pay real estate property taxes. Due to certain financial difficulties experienced by the co-borrower, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrower was unable to mitigate the losses on the loan. As stated above, based upon a cash flow analysis of the properties performed by management, the loans were restructured during the quarter ended March 31, 2011, utilizing the split note strategy. After the restructuring, the previous aggregate balance of $2.1 million was split into two notes with Note A having a balance of $1.5 million which was classified as substandard, and Note B having a balance of $626,000 which was charged-off. A restructuring fee of $14,000 was charged and included in Note B at March 31, 2011. The restructured loans have an interest rate that is 275 basis points lower than the 2010 restructured rate for a period of two years, and 675 to 875 basis points below the original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. This relationship was performing in accordance with its restructured terms at September 30, 2012, and no further impairments have been recorded since the most recent restructuring. Also, United Community Bank is in the negotiations with this borrower to take over these properties. Based on the appraisals, the Bank does not expect any additional losses as a result of repossessing the properties.

-	Loan Relationship D. The loan comprising this loan relationship had a net carrying value of $1.3 million at September 30, 2012. The loan comprising Loan Relationship D was originally restructured in December 2008. The loan is secured by a first mortgage on a 62-unit apartment complex near a college campus. The loan was made in 2008 to a seasoned property manager who made major improvements to the property. The property was purchased in December 2008 from a Bank borrower who was delinquent at the time of acquisition. At the time the loan was acquired from the delinquent borrower in 2008, it was restructured with a new borrower, in lieu of foreclosure, pursuant to which the Bank loaned the borrower funds to purchase and renovate the property. At the time of the restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $113,000. We have no personal guarantee or co-borrower on this loan. The loan required interest only payments through December 2011. In January, 2012, the interest rate on the loan was adjusted to the prime interest rate as published by The Wall Street Journal, plus a spread. At the time of the acquisition, management believed that the new borrower would be able to renovate the property with a view toward improving the property’s cash flow, and in turn, the performance of the loan. After the closing of the loan, the borrower completed renovations to the property and the cash flow of the property has improved. At the time the loan was made, an independent appraisal was performed on the collateral underlying the loan. This appraisal supported the $1.6 million carrying value of the loan. In November 2011, the borrower approached the Bank and expressed concern about being able to pay the principal and interest payment that would go into effect in January 2012. The internal cash flow analysis completed by the Bank indicated that the payment could be made based on the higher monthly occupancy rates after the renovations were completed. An appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in December 2011, and the appraised value of the property had decreased to $1.4 million. Therefore, this loan was restructured into two loans using the split note strategy. Based on the cash flows supported by the property, the first loan was originated for $1.3 million at a market interest rate. This loan was put on nonaccrual, classified as substandard, and reported as a troubled debt restructuring. The second loan was originated for $393,000 and was charged-off in December 2011. At September 30, 2012, the carrying value of the first loan was $1.29 million. At June 30, 2012, this loan had performed in accordance with its restructured terms for six months. Therefore, as of September 30, 2012 and June 30, 2012 this loan is included in “Accruing restructured loans” in the above table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 15, the carrying value of Loan A was classified as “Multi-family residential real estate, Substandard,” at September 30, 2012 and at June 30 2012. At September 30, 2012, this loan was performing in accordance with its restructured terms.

-	Loan Relationship E. Two loans (which consisted of one note prior to the use of the split note strategy) with an aggregate carrying value of $532,000 at September 30, 2012, secured by nonresidential real estate. Note A is included in the above table in “Accruing restructured loans” at September 30, 2012 and at June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 15, these loans were classified in “Nonresidential real estate, Substandard” at September 30, 2012 and at June 30, 2012, respectively. The loan was structured in April, 2010, and a new appraisal was obtained. At June 30, 2010, the charge-off to the general allowance for loan losses, based upon the appraisal, was $308,000. The restructured loan had payments deferred for one year, while accruing interest at a market rate. This loan was scheduled to undergo an interest rate and payment reset in February, 2011, pursuant to the terms of the note. We have no personal guarantee or co-borrower on this loan. During the loan adjustment period, it became apparent the borrower was going to struggle to make the required monthly payments beginning in February, 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the split note strategy in March, 2011. The terms of Note A were calculated using current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of approximately 1.5x, which is more stringent than our normal underwriting standards. A restructuring fee of $9,000 was charged and included in Note B at March 31, 2011. After the restructuring in March, 2011, Note A was in the amount of $569,000 and Note B was in the amount of $508,000, all of which was charged-off in the quarter ended March 31, 2011 inclusive of the previous specific reserve of $308,000. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. At September 30, 2012, no further impairments have been recorded since the most recent restructuring. This relationship was performing in accordance with its restructured terms at September 30, 2012.

-	Loan Relationship F. This relationship consists of two loans (based on the split note strategy) with an aggregate carrying value of $453,000 at September 30, 2012. These loans are secured by single-family and multi-family residential real estate. Note A is included in the above table as “Accruing restructured loans, at September 30, 2012 and at June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 15, the A loan was classified as “Multi-family real estate, Substandard” at September 30 and June 30, 2012, respectively. The original loan was initially restructured using the split note strategy in June, 2010 based on an 80% loan-to-value ratio derived from an April, 2010 appraisal. The loans were considered impaired at June 30, 2010 with an additional increase in the allowance for loan losses of $117,000 to reflect the reduction in carrying value resulting from the exclusion of the required personal cash infusions from the co-borrower from the calculation of the carrying value. At December 31, 2010, the loan was 160 days delinquent. The delinquency was a result of personal problems between the borrowers affecting their ability to manage the multi-family residential real estate and the single-family real estate. The personal problems between the borrowers also resulted in the borrowers’ inability to make the required personal cash infusions. In the latter part of 2010 and into early 2011, one of the borrowers effectively took control of the multi-family residential real estate and the single-family real estate, and brought the business current with respect to property taxes, refunds to former tenants, and made required monthly loan payments in January and February, 2011. Other than the January and February 2011 loan payments, the borrowers were unable to bring the loan current under their current cash flow. Based upon those developments, management completed a detailed analysis of the total lending relationship with the borrowers. As a result of this analysis, these loans were again restructured, using the split note strategy in March, 2011. The terms of Note A were calculated using current financial information to determine the amount of the payment at which the borrowers would have a debt service coverage ratio of approximately 1.5x, which is more stringent than our current underwriting standards. A restructuring fee of $7,000 was charged and included in Note B at March 31, 2011. The borrower is a corporate entity, with two principals, who also individually signed the loan as co-borrowers. After the restructuring in March, 2011, Note A was for $475,000 and Note B in the amount of $405,000 was charged-off in the quarter ended March 31, 2011, including $188,000 that was charged-off against the general allowance for loan losses. At the end of the two year period, a balloon payment is due, unless the borrower refinances into a market rate loan at that time. The loan has performed in accordance with its restructured terms at September 30, 2012, and no further impairments have been recorded since the most recent restructuring.

-	Loan Relationship G. A loan which is secured by a 93-pad mobile home park, and an 87-pad mobile home park, is included in the above table in “Nonaccrual Loans, Multi-family real estate” as of September 30, 2012 and as of June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 15, this is classified as Multi-family residential real estate, Substandard, at September 30, 2012 and at June 30, 2012. The borrowers are two limited liability corporations and the two co-borrowers are the principals of the corporations. This loan is a participation loan with another financial institution. The Bank is the lead lender and has a 79% interest in the loan. The borrowers approached the Bank in May, 2011 and stated they were having cash flow problems even though the loan was current. The Bank received updated financial information following this conversation. The financial information showed there were cash flow problems, but that the co-borrowers had been infusing their personal funds. Based on the cash flow of the properties, the Bank established an impairment in the amount of $400,000, effective June 30, 2011, based on the information available when the June 30, 2011, financial statements were issued. At June 30, 2011, the Bank’s portion of the loan balance was $2.14 million, and the carrying value of the Bank’s portion of the loan was $1.74 million. At January 31, 2012, the loan was 39 days delinquent. The Bank was still not receiving current financial information; therefore, new appraisals were ordered. The appraisals were received in March 2012, in the total amount of $2.8 million. The borrower was able to bring the loan current by June 30, 2012. At September 30, 2012, United Community Bancorp’s portion of the loan balance was $2.0 million. At September 30, 2012, the loan was performing in accordance with its restructured terms.

•	Loan Relationship H. As of September 30, 2012, this loan relationship consists of two loans with a net carrying value of $744,000. As stated in the June 30, 2012 narrative, this relationship was restructured using the split note strategy in the September 30, 2012 quarter. Both of the loans in the “Split Note Strategy” have the same security and priority as the one loan discussed in the June 30, 2012 narrative. The collateral value is $978,000 on properties for which United Community Bank has a first lien. No additional loss was incurred when the loan was restructured using the split note strategy in the September, 2012 quarter. As of June 30, 2012, this relationship consisted of one loan which was secured by a first lien on an 18-unit apartment complex, a single-family dwelling and a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. This loan is included in the above table, as “Nonaccrual Loans, Multi-family Real Estate” as of June 30, 2012, in the “Credit Risk Profile by Internally Assigned Grade” table on page 15, this relationship is classified as “Multi-family Residential Real Estate, Substandard” at June 30, 2012. The “A” loan of the split note strategy is included in the above table as “Nonaccrual Loans, Multi-family Real Estate” as of September 30, 2012. Also, in the “Credit Risk Profile by Internally Assigned Grade” table on page 15, the “A” loan is classified as “Multi-Family Residential Real Estate, Substandard” at September 30, 2012. The “B” loan of the split note strategy is charged off.

•	Loan Relationship I. This relationship is comprised of one loan which is secured by an industrial/office nonresidential property and is included in the above table, in “Nonaccrual loans nonresidential real estate” as of September 30, 2012 and as of June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 15, this is classified as “Nonresidential real estate, Substandard” at September 30, 2012 and at June 30, 2012. The borrower is a limited liability corporation and the two co-borrowers are principals of the limited liability corporation. The borrower approached United Community Bank in March 2012, indicating that a major tenant was not going to renew its lease in November 2012. However, the tenant would remain in the property until its lease expired. United Community Bank ordered an appraisal based on this information. The appraisal was received in March 2012 and reflected a value of $900,000. At March 31, 2012, the carrying value of the loan was reduced by $177,000 to $819,000. After the 2011 tax returns were received late in the second quarter of 2012, United Community Bank conducted further cash flow analyses and determined that the only way the loan would be paid off would be to sell the property. United Community Bank recorded a charge-off of $146,000 based on the most recent appraisal. An impairment in the amount of $120,000 was also established as an estimate to impair the loan further based on United Community Bank’s experience in settling foreclosed properties. The carrying value of the loan was $711,000 at September 30, 2012. The borrower has continued to make the required, market rate, monthly principal and interest payments through September 30, 2012.

The following table summarizes all Note A/B format loans at September 30, 2012:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
Nonresidential real estate	$3,818	$2,382	$6,200	4	4
Multi-family residential real estate	6,255	3,331	9,586	7	7
One- to four-family residential real estate	520	61	581	1	1
Total (1)	$10,593	$5,774	$16,367	12	12

(1) Included in this total are an aggregate of $7.4 million comprised of Note As and $4.1 million comprised of Note Bs that are included in the discussion of Loan Relationships A, B, C, D, E, F and H.

Based on the fact that our loans receivable greater than 30 days past due and accruing in the multi-family residential real estate and nonresidential real estate portfolios totaled $529,000, which represents 0.6% of these loans at September 30, 2012, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or modified terms, as applicable.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At September 30, 2012
	Loan Status		Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(in thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to four-family residential real estate	$2,095	$2,693	$4,788	$23	$4,765	26	$4,858
Multi-family residential real estate	7,377	4,179	11,556	160	11,396	12	11,598
Nonresidential real estate	3,111	2,926	6,037	435	5,602	8	5,623
Total	$12,583	$9,798	$22,381	$618	$21,763	46	$22,079

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2012
	Recorded Investment	Number of Loans
(Dollars in thousands)
Beginning balance	$22,394	48
Additions to TDRs	156	—
Removal from TDRs (1)	(146)	(2)
Payments	(641)	—

Ending balance	$21,763	46

(1)	One TDR was foreclosed on during the period and transferred to REO in the amount of $146,000. At June 30, 2012, one customer had two TDRs that were restructured during the quarter ended September 30, 2012 into one loan.

Two loans that were recorded as TDRs at June 30, 2012 were restructured during the quarter ended September 30, 2012 upon the end of the original restructured terms. The restructuring increased the recorded investment in these loans by $156,000 and the loans continue to be carried as TDRs.

No new loans were restructured during the quarter ended September 30, 2012.

Loans that were included in TDRs at September 30, 2012 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At September 30, 2012, there were 38 loans that required payments of principal and interest, and eight loans that required interest payments only.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
	2012	2011
	(In thousands)
Special mention assets	$9,384	$10,254
Substandard assets	30,648	33,280

Total classified assets	$40,032	$43,534

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at September 30, 2012 and at June 30, 2012.

At September 30, 2012:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$105,945	$33,961	$12,080	$16,203	$30,256	$707	$2,673	$6,441	$208,266
Watch	7,279	1,004	3,945	3,006	11,554	479	965	639	28,871
Special mention	526	22	823	344	7,623	—	—	46	9,384
Substandard	5,774	532	1,481	15,871	6,114	200	27	649	30,648
Total	$119,524	$35,519	$18,329	$35,424	$55,547	$1,386	$3,665	$7,775	$277,169

At June 30, 2012:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$108,642	$34,380	$11,836	$15,423	$30,379	$510	$2,577	$6,015	$209,762
Watch	6,503	683	4,059	10,223	11,250	479	836	615	34,648
Special mention	268	24	827	347	10,249	—	—	—	11,715
Substandard	6,288	508	1,099	16,332	7,245	200	28	374	32,074
Total	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At September 30, 2012		At June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$1,000	$218	$1,764	$355
Consumer	296	3	195	15
One- to four-family mortgage – nonowner-occupied	1,251	—	947	—
Multi-family mortgage	488	—	489	—
Nonresidential real estate mortgage – commercial and office buildings	41	—	207	306
Construction	—	—	—	—
Land	50	—	—	—
Commercial and agricultural	6	46	246	—
Total	$3,132	$267	$3,848	$676

The following table illustrates the changes to the allowance for loan losses for the three months ended September 30, 2012:

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage Nonowner- Occupied	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Loan Losses:
Beginning Balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Charge offs	(59)	(50)	—	—	(100)	—	—	—	(209)
Recoveries	5	13	(1)	9	1	—	—	1	28
Provision	323	111	22	(253)	38	3	8	(2)	250
Ending Balance:	$935	$551	$257	$1,671	$2,221	$6	$19	$23	$5,683

Balance, Individually Evaluated	$17	$—	$6	$448	$435	$—	$—	$—	$906
Balance, Collectively Evaluated	918	551	251	1,223	1,786	6	19	23	4,777
Financing receivables: ending balance	119,524	35,519	18,329	35,424	55,547	1,386	3,665	7,775	277,169
Ending Balance: individually evaluated for impairment	4,903	1,619	1,976	13,547	6,047	—	27	236	28,355
Ending Balance: collectively evaluated for impairment	101,429	28,873	15,621	21,497	45,034	1,386	3,556	6,577	223,973
Ending Balance: loans acquired at fair value	13,192	5,027	732	380	4,466	—	82	962	24,841

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,			At June 30,
	2012			2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,192	21.0%	49.7%	$902	16.1%	48.4%
Multi-family real estate	1,671	29.4	12.8	1,915	34.1	14.7
Nonresidential real estate	2,221	39.1	20.0	2,282	40.6	20.5
Land	19	0.3	1.3	11	0.2	1.2
Agricultural	—	—	1.3	—	—	1.1
Commercial	23	0.4	1.6	24	0.4	1.3
Consumer	551	9.7	12.8	477	8.5	12.4
Construction	6	0.1	0.5	3	0.1	0.4
Total allowance for loan losses	$5,683	100.0%	100.0%	$5,614	100.0%	100.0%
Total loans	$277,169			$288,199

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $31.3 million at September 30, 2012 and $29.1 million at June 30, 2012. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $110.1 million at September 30, 2012. Total securities classified as available-for-sale were $160.8 million at September 30, 2012. In addition, at September 30, 2012, we had the ability to borrow a total of approximately $110.8 million from the Federal Home Loan Bank of Indianapolis.

At September 30, 2012, we had $30.3 million in loan commitments outstanding, consisting of $1.4 million in mortgage loan commitments, $21,000 in commercial loan commitments, $23.7 million in unused home equity lines of credit, $4.8 million in commercial lines of credit, and $334,000 in letters of credit outstanding. Certificates of deposit due within one year of September 30, 2012 totaled $114.0 million. This represented 26.3% of certificates of deposit at September 30, 2012. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 16 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 7, 2012.

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2012:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012 (unaudited)	(in thousands)
Tier 1 capital to risk-weighted assets	$45,848	18.37%	$9,983	4%	$14,975	6%
Total capital to risk-weighted assets	48,999	19.64%	19,959	8%	24,949	10%
Tier 1 capital to adjusted total assets	45,848	9.18%	19,977	4%	24,972	5%
Tangible capital to adjusted total assets	45,848	9.18%	7,492	1.5%	NA	NA

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

For the three months ended September 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 7, 2012. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

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

The following table presents the change in our net economic value of equity at September 30, 2012 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
300	$51,458	$(15,501)	(23.15)%	10.77%
200	55,647	(11,312)	(16.89)%	11.38%
100	62,899	(4,060)	(6.06)%	12.48%
0	66,959	—	—	12.98%
(100)	70,026	3,067	4.58%	13.35%
(200)	62,523	(4,436)	(6.62)%	12.09%

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended September 30, 2012.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

Not applicable

Item 6.   Exhibits

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements

 * Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: November 15, 2012	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: November 15, 2012	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer

